Form 10-Q
period 1997-09-30
BRIDGESTREET ACCOMMODATIONS INC
filed 1997-11-12
CIK 1038078

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30,1997

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to

                        Commission file number 000-22843

                       BRIDGESTREET ACCOMMODATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                       04-3327773
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

      30670 Bainbridge Road, Solon, OH                              44139
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (440)248-3005
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ ]      No [X]

As of November 12, 1997, there were 7,567,250 Common Shares, without par value, of the registrant outstanding.

                       BRIDGESTREET ACCOMMODATIONS, INC.
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                                                         PAGE
                                                                                         -----
                                 PART I. FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS
        Consolidated Balance Sheets:
        September 30, 1997 (unaudited) and December 31, 1996...........................      3
        Consolidated Statements of Operations:
        Three and Nine Months Ended September 30, 1997 (unaudited) and September 30,
        1996 (unaudited)...............................................................      4
        Consolidated Statements of Cash Flows:
        Nine Months Ended September 30, 1997 (unaudited) and September 30, 1996
        (unaudited)....................................................................      5
        Notes to the Consolidated Financial Statements (unaudited).....................    6-8
ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................   9-11

                                  PART II. OTHER INFORMATION
ITEM 1  LEGAL PROCEEDINGS..............................................................     12
ITEM 2  CHANGES IN SECURITIES..........................................................     12
ITEM 3  DEFAULTS UPON SENIOR SECURITIES................................................     12
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................     12
ITEM 5  OTHER INFORMATION..............................................................     12
ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K...............................................  12-13
        SIGNATURES.....................................................................     14

                       BRIDGESTREET ACCOMMODATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        TCH          BRIDGESTREET
                                                                    DECEMBER 31,     SEPTEMBER 30,
                                                                        1996             1997
                                                                    ------------     -------------
                                                                                      (UNAUDITED)
                              ASSETS
Current Assets:
  Cash and cash equivalents.......................................   $  597,939       $ 15,449,539
  Investments in short-term marketable securities.................      152,253
  Accounts receivables-
     Trade, less allowance for doubtful accounts of $45,000 in
      1996 and $296,204 in 1997...................................      794,445          3,628,038
  Security deposits held by landlords.............................           --            237,571
  Deferred income taxes...........................................      129,200            404,859
  Other current assets............................................       33,927            901,830
                                                                     ----------        -----------
       Total current assets.......................................    1,707,764         20,621,837
Operating stock, net of accumulated amortization..................      268,086          1,663,282
Property and equipment, net of accumulated depreciation...........       26,961          2,272,682
Other assets......................................................           --              4,300
Notes receivable -- stockholders/affiliates.......................       10,568
Goodwill, net of amortization.....................................           --         18,037,458
                                                                     ----------        -----------
       Total assets...............................................   $2,013,379       $ 42,599,559
                                                                     ==========        ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt............................   $       --       $     34,974
  Due to stockholders and affiliates..............................           --             10,683
  Accounts payable and accrued expenses...........................      622,021          5,297,052
  Accrued income taxes............................................      100,000            398,577
  Deferred revenue................................................           --          1,193,210
  Security deposits due to customers..............................           --            355,877
                                                                     ----------        -----------
       Total current liabilities..................................      722,021          7,290,373
Long-term debt, net of current maturities.........................           --             20,306
Deferred income taxes.............................................      107,744            491,747
Commitments and contingencies
Stockholders' Equity:
  Preferred stock.................................................           --                 --
  Common stock....................................................       31,000             75,672
  Additional paid in capital......................................           --         33,341,635
  Treasury stock..................................................       (4,185)                --
  Retained earnings...............................................    1,156,799          1,379,826
                                                                     ----------        -----------
       Total stockholders' equity.................................    1,183,614         34,797,133
                                                                     ----------        -----------
          Total liabilities and stockholders' equity..............   $2,013,379       $ 42,599,559
                                                                     ==========        ===========

          See accompanying notes to consolidated financial statements.

                       BRIDGESTREET ACCOMMODATIONS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                          ---------------------------     ---------------------------
                                             TCH         BRIDGESTREET        TCH         BRIDGESTREET
                                             1996            1997            1996            1997
                                          ----------     ------------     ----------     ------------
Revenues................................  $3,472,743     $ 15,370,619     $9,053,672     $ 36,914,828
Operating Expenses:
  Cost of services......................   2,474,878       10,922,684      6,643,879       26,737,715
  Selling, general and administrative
     expense............................     620,603        2,947,295      1,646,886        7,344,665
  Officers' stock compensation..........          --               --             --        1,210,261
  Goodwill amortization.................          --          129,750             --          358,840
                                          ----------      -----------     ----------      -----------
          Total operating expenses......   3,095,481       13,999,729      8,290,765       35,651,481
                                          ----------      -----------     ----------      -----------
          Operating income..............     377,262        1,370,890        762,907        1,263,347
Other Income (Expense):
  Interest income.......................          --           18,648          4,545           35,936
  Interest expense......................          --          (22,170)          (107)        (119,643)
  Other income, net.....................       5,994           87,147         83,048          215,831
                                          ----------      -----------     ----------      -----------
     Other income, net..................       5,994           83,625         87,486          132,124
                                          ----------      -----------     ----------      -----------
  Income before provision for income
     taxes..............................     383,256        1,454,515        850,393        1,395,471
  Provision for income taxes............     167,015          654,424        370,582        1,172,444
                                          ----------      -----------     ----------      -----------
  Net income............................  $  216,241     $    800,091     $  479,811     $    223,027
                                          ==========      ===========     ==========      ===========
  Net income per share..................                 $       0.15                    $       0.04
                                                          ===========                     ===========
  Weighted average shares outstanding...                    5,498,952                       5,326,478

          See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                     ---------------------------
                                                                        TCH         BRIDGESTREET
                                                                        1996            1997
                                                                     ----------     ------------
Cash Flows From Operating Activities:
  Net income.......................................................  $  479,811     $    223,027
  Adjustments to reconcile net income to net cash provided by operating activities --
     Officers' stock compensation..................................          --        1,210,261
     Depreciation and amortization.................................      49,442          641,038
     Change in operating assets and liabilities excluding the
      effect of acquisitions --
       Accounts receivable.........................................     (13,916)      (1,870,443)
       Security deposits held by landlords.........................          --          (56,590)
       Prepaid expenses............................................          --         (685,064)
       Other assets................................................      37,290               --
       Accounts payable and accrued expenses.......................     (16,415)       3,419,172
       Accrued taxes...............................................     (70,561)         206,589
       Deferred income taxes.......................................      19,565          161,506
       Security deposits due to customers..........................          --          (20,375)
       Deferred revenue............................................          --          533,450
                                                                     ----------      -----------
          Net cash provided by operating activities................     485,216        3,762,571
Cash Flows From Investing Activities:
  Purchases of investments in short term marketable securities.....    (112,616)        (124,997)
  Sales of investments in short term marketable securities.........     104,843          277,250
  Acquisitions, net of cash acquired...............................          --         (655,581)
  Purchases of operating stock.....................................     (71,248)        (675,026)
  Purchases of property and equipment..............................     (24,247)        (582,175)
                                                                     ----------      -----------
          Net cash used for investing activities...................    (103,268)      (1,760,529)
                                                                     ----------      -----------
Cash Flows From Financing Activities:
  Proceeds from Initial Public Offering, net of offering costs.....                   14,612,400
  Borrowings from stockholders.....................................          --         (806,742)
  Repayment of long term debt......................................          --       (1,203,451)
  Capitalization of offering costs.................................          --          236,783
  Collections of notes receivable..................................          --           10,568
                                                                     ----------      -----------
          Net cash provided by financing activities................          --       12,849,558
                                                                     ----------      -----------
          Net increase in cash and cash equivalents................     381,948       14,851,600
Cash and cash equivalents, beginning of period.....................     834,615          597,939
                                                                     ----------      -----------
Cash and cash equivalents, end of period...........................  $1,216,563     $ 15,449,539
                                                                     ==========      ===========
Supplemental Cash Flow Information:
  Cash paid for interest...........................................  $      107     $    157,813
                                                                     ==========      ===========
  Cash paid for income taxes.......................................  $  568,524     $    694,975
                                                                     ==========      ===========
Non-Cash Transaction:
  During the first quarter of 1997, the Company exchanged 4,301,000 shares of Common Stock of the Company for all of the
     outstanding stock of the five Founding Companies.

          See accompanying notes to consolidated financial statements.

                       BRIDGESTREET ACCOMMODATIONS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

     BridgeStreet Accommodations, Inc. ("BridgeStreet" or the "Company") was incorporated on August 19, 1996, to create a leading national provider of flexible accommodation services through the acquisition and consolidation of the operations of flexible accommodation service companies. During the first quarter of 1997, the Company became the holder of all the outstanding stock of five flexible accommodation service providers (the "Founding Companies") in exchange for 4,301,000 shares of Common Stock of the Company (the "Combination"). The Company conducted no operations prior to January 2, 1997, except in connection with its initial public offering and the Combination. For financial reporting purposes, the largest acquired company, Temporary Corporate Housing Columbus, Inc. (together with its three affiliates, "TCH") has been designated as the accounting acquiror, and its acquisition of the remaining four Founding Companies has been accounted for using the purchase method of accounting.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts (on a combined basis where applicable) of TCH, Corporate Lodgings, Inc. (and its four affiliates), Exclusive Interim Properties, Ltd. (and its affiliate) and Temporary Housing Experts, Inc., all of which were merged on January 2, 1997, as well as the accounts of Home Again, Inc. (and its two affiliates), which was acquired on March 31, 1997, and Corporate Housing Services, Inc., which was acquired on June 30, 1997. In the opinion of management, the financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of BridgeStreet's financial position at September 30, 1997, the results of operations for the three- and nine-month periods ended September 30, 1997, and cash flows for the nine-month period ended September 30, 1997.

     The financial position at September 30, 1996, the results of operations for the three- and nine-month periods ended September 30, 1996, and cash flows for the nine-month period ended September 30, 1996, presented herein are of TCH, the designated accounting acquiror. In the opinion of management, these financial statements reflect all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

     Interim results are not necessarily indicative of results for a full year.

     The balance sheet presented as of December 31, 1996, has been derived from the financial statements of TCH that have been audited by the Company's independent public accountants.

2. PUBLIC OFFERING OF COMMON STOCK

     In September, 1997, the Company completed its initial public offering of 3,007,250 common shares, of which 2,092,250 shares were issued by the Company and 915,000 shares were sold by certain stockholders of the Company at a public offering price of $9.00 per share (the "Offering"). The net proceeds to the Company (after deducting underwriting discounts and commissions and expenses incurred in connection with the Offering) of approximately $14.6 million were used to repay $1,012,793 of certain indebtedness of the Founding Companies assumed in connection with the Combination, $2,775,000 of indebtedness outstanding under the Company's revolving credit facility, and $28,253 of the outstanding amount due under a loan made to the Company by the spouse of one of the Company's directors. The remaining net proceeds were invested in short-term, interest bearing, investment grade securities and will be used for working capital and general corporate purposes, including possible acquisitions and new market start-ups.

                       BRIDGESTREET ACCOMMODATIONS, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company assesses the future useful life of the assets whenever events or changes in circumstances indicate that the current useful life has diminished. The Company considered the future undiscounted cash flows of the acquired companies in assessing the recoverability of the asset. If impairment has occurred, any excess of carrying value over fair value is recorded as a loss.

     The Company intends to account for its stock-based compensation plans under Statement of Financial Accounting Standard No. 123 Accounting for Stock-Based Compensation, and to elect the disclosure only provisions for stock options as permitted by SFAS No. 123.

     Certain items in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

4. ACQUISITIONS

     As discussed in Note 1, in the first quarter of 1997, the Company merged with five flexible accommodation operating companies in stock for stock tax-free mergers. The mergers have been accounted for using the purchase method of accounting with TCH designated as the accounting acquiror and the other operating companies designated as "acquired companies." The results of operations of the "acquired companies" have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price of the four "acquired companies," including the value of stock issued to the founders of BridgeStreet as a transaction fee, was approximately $17.7 million based on an independent appraisal of TCH and the companies acquired. The aggregate cost of the acquisitions exceeded the estimated fair value of assets and liabilities of the acquired companies by $17,447,000. Goodwill is being amortized over 35 years. Allocation of the purchase price for these acquisitions was based on an independent appraisal of the fair value of the net assets acquired. Amortization expense was approximately $130,000 for the three months ended September 30, 1997 and accumulated goodwill amortization was approximately $359,000 as of and for the nine months ended September 30, 1997.

     Based on the unaudited data, the following table presents selected financial information for the Company, TCH and the four acquired companies on a pro forma basis, assuming the companies had been combined and the initial public offering had occurred as of the beginning of 1996 and 1997, respectively.

                                                                   YEAR          NINE MONTHS
                                                                  ENDED             ENDED
                                                               DECEMBER 31,     SEPTEMBER 30,
                                                                   1996             1997
                                                               ------------     -------------
     Revenues................................................  $ 37,566,000      $ 38,082,000
     Net income (1)..........................................  $    547,000      $    342,000
     Net income per share....................................  $       0.07      $       0.05

---------------

(1) Pro forma net income assumes the net proceeds of the share offering were used to repay outstanding debt and the pro forma net income for the year ended December 31,1996 assumes the Combination occurred at the beginning of 1996 and reflects the goodwill amortization expense and the related tax effect.

     The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made at the beginning of 1996 and 1997, respectively.

     On June 30, 1997, the Company acquired the assets of a flexible accommodation services provider in Memphis for $1.0 million in cash. The acquisition has been accounted for using the purchase method of

                       BRIDGESTREET ACCOMMODATIONS, INC.

accounting and the results of operations of this company have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by $950,000, which has been accounted for as goodwill and will be amortized over 35 years. Allocation of purchase price was based on estimates of the fair value of the net assets acquired. Pro forma data is not presented since the acquisition was not material to the Company's results of operations.

5. STOCK OPTION PLANS

     The Company adopted the 1997 Equity Incentive Plan (the "Equity Incentive Plan") which provides for the award of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and stock units to all directors and employees of and consultants and advisors to the Company. The number of shares authorized and reserved for issuance under the Equity Incentive Plan is 1,000,000. In general, the terms of awards granted under the Equity Incentive Plan (including vesting schedules) will be established by the Compensation Committee of the Company's Board of Directors. As of November 1, 1997, the Company has awarded options to purchase 491,517 shares of Common Stock under the Equity Incentive Plan. Of this amount, options to purchase 300,000 shares were granted pursuant to employment agreements.

     The Company adopted the Stock Plan for Non-Employee Directors (the "Directors' Plan"). Pursuant to the Directors' Plan, on the date of the final Prospectus used in connection with the Offering, each director who was not an employee of the Company or one of its subsidiaries and neither was a holder of five percent or more of the Company's Common Stock nor was a stockholder of the Company prior to the Offering (a "non-employee director"), and each director nominee, received options to purchase 12,500 shares of Common Stock with a per-share exercise price equal to $9.00. Each such non-employee director will be granted, on every third anniversary of September 24, 1997 (provided he or she still is a non-employee director at such time), an option to acquire an additional 7,500 shares of Common Stock, and each non-employee director initially elected following the Offering also will be granted an option to purchase 7,500 shares of Common Stock having a per-share exercise price equal to the fair market value of the Common Stock on the date of such grant. The number of shares authorized and reserved for issuance under the Directors' Plan is 100,000. Options totaling 37,500 have been granted under the Directors' Plan as of November 1, 1997.

6. RESTRICTED STOCK COMPENSATION

     In 1996, the CEO and CFO purchased 250,000 shares of restricted Common Stock for nominal value. The restrictions were originally scheduled to lapse upon the earlier to occur of five years from the date of purchase or upon the successful completion of an initial public offering of the Company's Common Stock or a change in control of the Company, as long as the individuals holding the stock were the CEO and CFO on the date the restrictions lapsed. As part of the negotiations involving these officers' employment agreements during the first quarter of 1997, the Company's Board of Directors removed all restrictions on the stock as of March 31, 1997, and all of the restricted shares became fully vested. In connection with this vesting, the Company recognized non-recurring, non-cash compensation expense of approximately $1,210,000, which was charged to operations with an offsetting credit to additional paid-in capital in the first quarter of 1997. The compensation charge of approximately $1,210,000 represented the difference between the value of the stock issued and the amount paid by the officers, measured by an independent appraisal as of the date the individuals were appointed to be the CEO and CFO.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     BridgeStreet was incorporated in August 1996 with the goal of becoming a leading national provider of flexible accommodation services. The Company plans to achieve this goal by implementing an aggressive acquisition program and a national operating strategy designed to increase internal revenue growth, cost efficiencies and profitability. In the first quarter of 1997, BridgeStreet acquired by merger five flexible accommodation service providers.

     The Company's revenues are derived primarily from renting accommodations to guests for extended periods. Revenues depend on the number of accommodations the Company has available under lease, the occupancy rate and the rate charged. The rate charged is a function of, among other factors, (i) the type, size and location of the accommodation being rented, (ii) the rental period and (iii) any additional amenities made available to the guest during his or her stay. Cost of services consists primarily of lease payments for accommodations and their furnishings, and expenses associated with cleaning, maintaining and providing utilities to accommodations. Selling, general and administrative expense consists primarily of compensation and related benefits for management and key employees, administrative salaries and benefits, office rents and utilities, professional fees and advertising.

     Prior to their acquisition by BridgeStreet, the Founding Companies were managed as independent private businesses. As such, their historical results of operations reflect different tax structures (i.e., S corporations and C corporations) which have influenced, among other things, their historical levels of owners' compensation and benefits. Certain Founding Companies' owners agreed to reductions in their compensation and benefits in connection with the Combination.

     BridgeStreet currently is in the process of integrating the Founding Companies and their operations and administrative functions. This integration process may present opportunities to (i) enhance revenues through the geographic cross-sell capabilities that each of the companies can provide to its existing clients and (ii) reduce costs through, among other things, the elimination of duplicative functions and the receipt of greater volume discounts from vendors. However, integration also will necessitate additional costs and expenditures related to corporate management and administration, public company operations, systems integration and facilities expansion. As a result of these possible cost savings and various additional costs, historical operating results may not be comparable to, or indicative of, future performance. There can be no assurance that the Company's integration efforts will be successful.

     For financial reporting purposes, Temporary Corporate Housing Columbus, Inc. (together with its three affiliates, "TCH") is presented as the accounting acquiror of the other Founding Companies. Consequently, the Company's historical financial statements for periods ended on or before December 31, 1996 are the historical financial statements of TCH.

RESULTS OF OPERATIONS -- BRIDGESTREET INTERIM RESULTS

  Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996

     BridgeStreet's Consolidated Statements of Operations for the three and nine months ended September 30, 1997 include the unaudited accounts of (TCH), Corporate Lodgings, Inc. (together with four affiliates, "CLI"), Exclusive Interim Properties, Ltd. (together with an affiliate, "EIP") and Temporary Housing Experts, Inc. ("THEI"), all of which were acquired on January 2, 1997. The operating results for the three and nine months ended September 30, 1997 include the unaudited accounts of Home Again, Inc. (together with two affiliates, "HA"), which was acquired on March 31, 1997. The Statement of Operations of BridgeStreet for the three and nine months ended September 30, 1996 consists of the unaudited accounts of only TCH, the designated accounting acquiror. Consequently, the 1996 and 1997 three- and nine-month periods are not comparable, and the comparison of the periods below is not indicative of future results of operations. The Company's Consolidated Balance Sheet as of September 30, 1997 reflects the accounts of TCH, CLI, EIP, THEI, and HA.

     Revenues. Revenues increased $27.8 million, or 308%, from $9.1 million for the nine months ended September 30, 1996 to $36.9 million for the nine months ended September 30, 1997. For the three months ended September 30, revenues increased $11.9 million, or 343%, from $3.5 million in 1996 to $15.4 million in 1997. The increase in revenues primarily was the result of an increase in the number of accommodations rented during the periods due to the acquisition of the flexible accommodation service providers and the growth in existing markets.

     Cost of Services. Cost of services increased $20.1 million, or 302%, from $6.6 million for the nine months ended September 30, 1996 to $26.7 million for the nine months ended September 30, 1997. For the three months ended September 30, 1997, cost of services increased $8.4 million, or 341%, from $2.5 million in 1996 to $10.9 million in 1997. Cost of services as a percentage of revenues decreased from 73.4% for the nine months ended September 30, 1996 to 72.4% for the nine months ended September 30, 1997. Cost of services as a percentage of revenues for the three months ended September 30 decreased from 71.3% in 1996 to 71.1% in 1997. The dollar increase in cost of services was primarily related to the acquisition of the flexible accommodation service providers. Cost of services decreased as a percentage of revenues primarily as a result of increased rental rates and higher occupancy rates.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $5.7 million, or 346%, from $1.6 million for the nine months ended September 30, 1996 to $7.3 million for the nine months ended September 30, 1997. For the three months ended September 30, selling, general and administrative expense increased $2.3 million, or 375%, from $621,000 in 1996 to $2.9 million in 1997. Selling, general and administrative expense as a percentage of revenues increased from 18.2% for the nine months ended September 30, 1996 to 19.9% for the nine months ended September 30, 1997. Selling, general and administrative expense as a percentage of revenues for the three months ended September 30 increased from 17.9% in 1996 to 19.2% in 1997. The dollar increase in selling, general and administrative expense primarily was a result of the acquisition of the flexible accommodation service providers. The increase in such expense as a percentage of revenues resulted from hiring corporate personnel and acquiring certain companies that had higher selling, general and administrative expenses as a percentage of revenues. The Statement of Operations for the nine months ended September 30, 1997 includes $1.2 million of non-recurring, non-cash compensation expense relating to the accelerated vesting of restricted stock held by executive officers. The compensation charge represents the difference between the value of stock issued to officers and the amount paid.

     Income Tax Provision. For the nine months ended September 30, 1997, the Company recorded a tax provision of $1.2 million on a pre-tax income of $1.4 million, compared to a tax provision of $370,582 on pre-tax income of $850,393 for the nine months ended September 30, 1996. The tax provision for the nine months ended September 30, 1997 is based on the Company's estimated consolidated effective tax rate for the 1997 fiscal year after considering nondeductible goodwill and nondeductible officers' stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES -- BRIDGESTREET

     For the nine months ended September 30, 1997, net cash provided by operating activities totaled $3.8 million. Net cash used in investing activities during the nine months ended September 30, 1997 was $1.8 million, primarily for acquisitions (as described below) and the purchase of operating stock and equipment required in the Company's business. Net cash provided by financing activities during the nine months ended September 30, 1997 was $12.8 million, primarily due to proceeds, net of expenses, from the Company's initial public offering partially offset by repayments of amounts due stockholders, long-term debt and costs associated with the offering. Cash, cash equivalents and investments in short-term marketable securities increased by $14.9 million during the period and totaled $15.4 million at September 30, 1997.

     The Company has a revolving credit facility with Fleet National Bank, the material terms of which are summarized as follows. The facility provides the Company with a revolving line of credit of up to $10.0 million, secured by guarantees by certain material subsidiaries of the Company and a pledge of the capital stock of all of the Company's wholly-owned operating subsidiaries. The credit facility may be used for refinancing of the

Company's subsidiaries' indebtedness, post-offering acquisitions and working capital. Loans made under the credit facility bear interest, at the Company's option, at the bank's prime lending rate, 1.25% above the Eurodollar rate or a 30-day LIBOR rate. The credit facility will terminate on March 31, 2002, or sooner at the discretion of the Company, and all amounts outstanding thereunder (if any) will be due upon such termination. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness and (iii) requires the Company to comply with certain financial covenants. The Company had no amounts outstanding under the facility at September 30, 1997.

     On March 31, 1997 the Company acquired HA in a stock-for-stock merger and issued 475,000 shares of Common Stock as merger consideration. The acquisition has been accounted for using the purchase method of accounting. The Company has recorded approximately $2.3 million of goodwill related to the transaction that will be amortized over a period of 35 years. Home Again had combined revenues of approximately $4.0 million for the year ended December 31, 1996 and approximately $1.2 million for the three months ended March 31, 1997. Home Again's results of operations for the three and six months ended September 30, 1997 are reflected in the Company's Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 1997.

     On June 30, 1997 the Company acquired for cash all the assets of Corporate Housing Services ("CHS"), a provider of flexible accommodation services in the Memphis, Tennessee metropolitan area. CHS had revenues of approximately $2.5 million for the year ended December 31, 1996. The cost of the acquisition was $1.0 million and was funded through borrowings from the Company's revolving line of credit. The acquisition price was allocated to net assets of $50,000 and to goodwill of $950,000. CHS's assets and operations were merged into BridgeStreet's Memphis subsidiary, Temporary Housing Experts, Inc.

     The Company's primary sources of funding to date have been cash flow from operations, proceeds from its initial public offering, commercial credit facilities and loans from affiliates. The Company anticipates that cash from the public offering and cash flow from operations will be its principal future sources of funding. The Company's principal future uses of cash, in addition to cash used in operating activities, include investment in the Company's management information systems, funding of acquisitions and expansion into new markets. The Company does not plan to make any material capital expenditures for leasehold improvements. While there can be no assurance, management believes that cash flow from operations, funds from the revolving credit facility and the net proceeds from the initial public offering will be adequate to meet the Company's capital requirements for the next 12 months, depending on the size and methods of financing potential acquisitions.

FACTORS TO BE CONSIDERED

     The information set forth above contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements. Readers should refer to discussion under "Risk Factors" contained in the Company's Registration Statement on Form S-1 (No. 333-26647) filed with the Securities and Exchange Commission, which is incorporated herein by reference, concerning certain factors which could cause the Company's actual results to differ materially from the results anticipated in the forward-looking statements contained herein.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS:

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

     The Company's Registration Statement on Form S-1 (File No. 333-26647) relating to the Offering was declared effective by the SEC on September 24, 1997. The offering under the Registration Statement of 2,092,250 shares of Common Stock by the Company for its account, and of 915,000 shares of Common Stock by certain of the Company's stockholders for their accounts, commenced on September 24, 1997, and the sale of all such shares closed on September 30, 1997. All of the shares of Common Stock registered under the Registration Statement were sold in the Offering at an aggregate price of $27,065,250 (before deducting underwriting discounts and commissions and offering expenses payable by the Company). The managing underwriters of the Offering were Legg Mason Wood Walker, Incorporated and McDonald & Company Securities, Inc. After deducting total expenses comprised of $1,318,117.50 in underwriting discounts and commissions and approximately $2.9 million in offering expenses incurred through September 30,1997,the Company received net proceeds from the Offering of approximately $14.6 million. No offering expenses or underwriting discounts and commissions were paid or (in the case of unpaid offering expenses as of September 30, 1997) are to be paid to directors, officers or their associates, or to any affiliate of the Company or any person(s) owning 10% or more of the Company's Common Stock.

     Of the total net proceeds from the Offering, the Company used $1,012, 793 to repay certain indebtedness of the Founding Companies assumed in connection with the Combination, $2,775,000 to repay amounts outstanding under the Company's revolving credit facility, and $28,253 to repay amounts due under a loan made to the Company by the spouse of one of the Company's directors. The remaining net proceeds were invested in short-term, interest-bearing, investment grade securities that will be used for working capital and general corporate purposes, including acquisitions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     None

ITEM 5. OTHER INFORMATION:

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits:

         11  Computation of Net Income Per Share
         27  Financial Data Schedule

     (b) Reports on Form 8-K: There were no reports on Form 8-K for the three months ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BRIDGESTREET ACCOMMODATIONS, INC.

Date: November 12, 1997                   By: /s/ WILLIAM N. HULETT, III

                                            ------------------------------------
                                              William N. Hulett
                                              President and Chief Executive
                                              Officer

Date: November 12, 1997                   By: /s/ MARK D. GAGNE, CPA

                                            ------------------------------------
                                              Mark D. Gagne, CPA
                                              Chief Financial Officer