Form 10-K405
period 1997-12-31
BRIDGESTREET ACCOMMODATIONS INC
filed 1998-03-30
CIK 1038078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________

 COMMISSION FILE NUMBER    000-22843
                        -------------------------------------------------------

                        BridgeStreet Accommodations, Inc.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               DE                                      04-3327773
----------------------------              ------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

    30670 Bainbridge Road, Solon, OH                       44139
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)      (440) 248-3005
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered

--------------------------------      -----------------------------------------

--------------------------------      -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
-------------------------------------------------------------------------------
                                (Title of class)

-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X.. No....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 1998, 7,642,464 shares of Common Stock were outstanding, of which 4,151,215 shares were held of record by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $45,144,460, based on the last sale price per share of the Common Stock on such date as reported by the Nasdaq National Market.

                      Documents Incorporated by Reference

Portions of BridgeStreet's definitive Proxy Statement for its annual meeting of stockholders which BridgeStreet intends to file within 120 days after the end of BridgeStreet's fiscal year ended December 31, 1997 are incorporated by reference into Part III hereof as provided therein.

PART I

ITEM 1. BUSINESS

OVERVIEW

     BridgeStreet is a leading provider of flexible accommodation services in metropolitan markets located domestically in the Midwest, Mid-Atlantic and Southwest regions of the United States, and internationally in London, England and Toronto, Canada. The Company offers high-quality, fully-furnished apartments, townhouses, condominiums and, to a lesser extent, houses (collectively, "accommodations"), primarily for individuals traveling on business and company executives relocating to new communities who require lodging for one week to several months.

     As a provider of flexible accommodation services, BridgeStreet leases substantially all of its accommodations on a short-term basis from property managers, and then rents them to its clients. This enables the Company to (i) adjust the quantity, mix and location of its accommodations as client needs dictate and local economic conditions warrant, (ii) expand and enter new markets without the costs and lead times associated with investing in "bricks and mortar" and (iii) avoid the fixed costs associated with ownership or long-term leasing of real estate. The Company also leases the furniture for its accommodations on a short-term basis from furniture rental companies. These furniture leasing arrangements enable BridgeStreet to maintain well appointed, modern and attractive accommodations, upgrade and replace furniture as needed, and satisfy specific furnishing requests. BridgeStreet's leasing strategy distinguishes it from fixed-location lodging providers, such as all-suite or extended-stay hotels, that own their lodging facilities and furnishings or lease them on a long-term basis.

     Traditionally, travelers on extended trips have stayed in hotels and motels. The Company believes that business travelers on extended trips increasingly desire alternatives to conventional hotel and motel rooms, which typically lack the spaciousness and amenities of home. The Company believes that this has been an important factor in the recent growth in the extended-stay segment of the lodging industry. Participants in this segment include flexible accommodation service providers, all-suite hotels and extended-stay hotels.

     By providing flexible accommodation services, the Company can satisfy client requests for accommodations in a variety of locations and neighborhoods, as well as requests for accommodations of specific types and sizes. The substantial majority of the Company's accommodations are located within high-quality property complexes that typically feature, among other things, in-unit washers and dryers, dedicated parking and access to fitness facilities (including, in many cases, pools, saunas and tennis courts). In addition, at a guest's request, BridgeStreet can upgrade an accommodation by providing specialized amenities such as office furniture, fax machines and computers. The Company's accommodations generally are priced competitively with all-suite and upscale extended-stay hotel rooms even though, on average, the Company believes its accommodations are substantially larger.

     BridgeStreet was founded in August 1996, combined by merger in the first quarter of 1997 (the "Combination") five regional providers of flexible accommodation services (collectively, the "Founding Companies") and subsequently acquired during the next 12 months nine additional providers.

GROWTH STRATEGY

     The Company plans to achieve its goal of becoming a leading national provider of flexible accommodation services by implementing an aggressive acquisition program and a national operating strategy designed to increase internal revenue growth, cost efficiencies and profitability. Key elements of the Company's business strategy include:

     Growth Through Acquisitions. The Company believes that the flexible accommodation services industry is highly fragmented, with over 400 geographically dispersed companies in the United States, few of which have more than a regional presence. BridgeStreet plans to take advantage of the fragmented nature of the industry by acquiring flexible accommodation service companies in major metropolitan areas frequented by business travelers. BridgeStreet intends to implement its business model at each acquired company as soon as practicable after the acquisition is completed. BridgeStreet's acquisition strategy is to:

     o Enter New Geographic Markets and Establish Nationwide Coverage. In each new market, the Company intends to target for acquisition one local or regional flexible accommodation services provider having the size and quality of operations suitable for serving as the Company's base for expansion in the market. Acquisitions in new markets will enable BridgeStreet to (i) gain local or regional market share rapidly, (ii) increase sales to existing clients by meeting their needs for accommodations in other regions, (iii) increase sales to the acquired company's clients by providing them with access to BridgeStreet's growing national network and (iv) establish the BridgeStreet brand name in new regions and enhance its nationwide recognition. The Company also may expand into new markets by establishing new operations. Since the Combination, the Company has entered 10 new markets, consisting of: Dallas, Fort Worth, Austin and Houston, Texas; Phoenix, Arizona; Denver, Colorado; Raleigh-Durham and Charlotte, North Carolina; Toronto, Canada; and London, England.

     o Expand Within Existing Markets. Once the Company has established operations in a new region, it may seek to expand its market share by acquiring other flexible accommodation service providers within that region. The Company believes that it can achieve operating efficiencies by incorporating the businesses of smaller acquired companies into the Company's operations without any significant increase in infrastructure. On June 30, 1997, the Company acquired in such a "tuck-in" acquisition the assets of a flexible accommodation services provider in Memphis, Tennessee with 135 units under lease.

     National Operating Strategy. The Company has begun to implement a national operating strategy with the following components:

     o Maximize Sales to Existing and New Clients. The Company plans to maximize sales to existing corporate clients and to obtain new clients through a national sales and marketing program which highlights the Company's expanding national network. Many of the Company's clients are Fortune 1000 companies with significant, national employee lodging requirements. These corporate clients generally have numerous key decision makers (such as human resource directors, relocation managers or training directors) who both establish and administer company travel and accommodation policies. The Company plans to obtain a greater share of each client's lodging requirements by establishing relationships with additional key decision makers and emphasizing the Company's expanding national presence.

     o Achieve Cost Efficiencies. The Company believes it should be able to reduce total operating expenses of acquired companies by consolidating certain functions (including sales, marketing and purchasing operations) performed separately by such companies. In addition, the Company believes that as a large, national flexible accommodation services company, it should be able to achieve lower costs (as a percentage of revenues) compared to those of acquired companies in such areas as leasing accommodations and furniture, purchasing certain hard and soft goods, and obtaining financing arrangements, employee benefits and insurance.

     o Adopt Best Practices. The Company will continue reviewing its operations at the local and regional operating levels in order to identify "best practices" that can be implemented throughout its operations. Areas where "best practices" may be utilized include accommodation pricing, occupancy management and cash flow management. BridgeStreet believes the implementation of these practices will enable the Company to provide superior customer service and maximize sales opportunities.

     o Implement Management Information System. BridgeStreet intends to develop and implement a centrally-controlled, computerized management information system that will integrate the Company's customer contact, sales, marketing, finance, telephone, property management, internet access, lease management and reservation functions. BridgeStreet believes that the proposed system will enable it to deliver superior customer service, more efficiently manage its operations and achieve cost savings.

ACQUISITION AND EXPANSION STRATEGY

     Given the highly fragmented nature of the flexible accommodation services industry, the Company believes that there are numerous potential acquisition targets both within markets currently served by the Company and in other major metropolitan areas. The Company has implemented an aggressive acquisition program aimed primarily at expanding into major metropolitan markets not currently served by the Company, and also at acquiring other flexible accommodation service providers in its existing markets to enhance its market position.

     In new markets, the Company generally has targeted and will continue to target for acquisition one or more leading local or regional flexible accommodation service providers. Generally, these companies will be run by successful entrepreneurs, whom BridgeStreet will endeavor to retain after the acquisitions, and will be of sufficient size to provide the basis for the Company's future expansion within the new markets. Each of the Company's acquisition candidates will be expected to demonstrate potential for increased revenues and profitability. The Company also will evaluate certain qualitative characteristics of acquisition candidates, including their reputations in their respective geographic regions, the size and strength of their customer bases, the quality and experience levels of their operational management, and their operating histories.

     In existing markets, the Company will seek to acquire flexible accommodation service providers that meet the Company's criteria with respect to reputation, customer base, management and operating history. Some of the companies acquired within existing markets will be large enough to retain much of their own operating and management infrastructures. Other, generally smaller acquired companies will be combined with BridgeStreet's existing operations to eliminate redundant functions and improve profitability. Acquisitions in existing markets should improve revenues and profitability by enhancing regional brand name recognition and leveraging the economies of scale associated with a larger business enterprise.

     The Company believes that acquisition by BridgeStreet is attractive to many smaller independent operators because of (i) the Company's strategy to create a large, professionally-managed company with national brand name recognition and a reputation for quality service and customer satisfaction, (ii) the experience of its officers with industry consolidations, (iii) the Company's decentralized operating strategy, (iv) the Company's increased visibility and access to financial resources as a public company, (v) the potential for increased profitability due to centralized administrative functions, enhanced systems capabilities and access to increased marketing resources, (vi) the ability of the acquired companies to participate in the Company's growth and expansion, and
(vii) the strong desire of the owners of many privately-held companies for liquidity and a return on their investments in their companies.

     As consideration for future acquisitions, the Company intends to use various combinations of cash, notes and Common Stock. The consideration paid for each future acquisition will depend on such factors as the acquired company's historical operating results and future prospects and the ability of the acquired company's business to complement the services offered by the Company. The timing, size and success of the Company's acquisition efforts and the associated capital commitments cannot be readily predicted.

ACCOMMODATIONS AND SERVICES

Accommodations

     BridgeStreet offers high-quality, fully-furnished one-, two- and three-bedroom accommodations that, together with the specialized amenities offered by the Company, are intended to provide guests with a "home away from home." BridgeStreet selects its accommodations based on location, general condition and basic amenities, with the goal of providing accommodations that meet each guest's particular needs. As a flexible accommodation services provider, the Company can satisfy client requests for accommodations in a variety of locations and neighborhoods, including requests for proximity to an office, school or area attraction, as well as requests for accommodations of specific types and sizes. The substantial majority of the Company's accommodations are located within high-quality property complexes that typically feature in-unit washers and dryers, dedicated parking, and access to fitness facilities (including, in many cases, pools, saunas and tennis courts). Standard furnishings typically include, among other things, cable televisions, answering machines and clock radios. BridgeStreet also is able to customize its accommodations at a guest's request with items such as office furniture, fax machines and computers.

     The Company's accommodations generally are priced competitively with all-suite or upscale extended-stay hotel rooms even though, on average, the Company believes its accommodations are substantially larger. The Company believes it generally is able to price its accommodations competitively due to
(i) the high quality of its accommodations, (ii) its relatively low operating cost structure and (iii) its ability to lease accommodations in accordance with demand and leave unfavorable markets relatively quickly. The length of a guest's stay can range from a few nights to a few years, with the typical stay ranging from 30 to 45 days.

Corporate Client Services

     The Company believes that it provides valuable, cost-effective services to its corporate clients, many of which have human resource directors, relocation managers or training directors with significant, national employee lodging requirements. In particular, the Company aims to relieve its clients of the administrative burden often associated with relocating employees and/or providing them with temporary housing. In addition to providing clients with a diverse range of accommodation types and sizes in a variety of locations, the Company believes it satisfies its clients' needs for (i) a high degree of local market knowledge, (ii) special accommodation requests (such as last-minute location switches), (iii) accurate, customized billing options and (iv) other ancillary services such as assistance in locating permanent housing and school systems. The Company believes that existing and potential clients will increasingly turn to outside providers such as BridgeStreet to satisfy their employee lodging requirements as their awareness of BridgeStreet and the flexible accommodation services industry increases.

Guest Services

     The Company strives to provide the highest quality of customer service by coordinating in advance all aspects of a guest's lodging experience. Prior to a guest's arrival, BridgeStreet arranges to have keys and directions sent to the guest, along with other information relating to the guest's interests (as discerned through prior communications), such as literature on local golf courses or other forms of entertainment. The Company makes at least one follow-up telephone call to the guest before the guest moves in to ensure that the guest will feel comfortable in his or her new accommodation from the moment of arrival. Immediately prior to the guest's arrival, BridgeStreet's professional housekeeping staff cleans and inventories the accommodation to ensure that it is prepared for the guest.

     During a guest's stay, BridgeStreet keeps in touch with the guest to confirm that he or she is satisfied, and to encourage the guest to call whenever the Company can be of assistance. In addition, the Company maintains a representative in each city in which it operates to be responsive to guests' needs. The Company's guest services department offers guests comprehensive information services before and during their stays to help guests acclimate themselves to their new surroundings. A guest can obtain information concerning, among other things, local schools, day care providers and area playgrounds, by placing a single telephone call. Similarly, the guest services department can identify local entertainment and cultural events, and help coordinate automobile rentals, grocery shopping and other miscellaneous activities.

     BridgeStreet also oversees the moving-out process. The guest is asked either to mail the keys to the Company in a self-addressed, stamped envelope or simply to leave the keys in the accommodation. The guest also is asked to complete a form evaluating his or her stay, and is encouraged to contact the Company whenever the guest needs accommodations in other locations where BridgeStreet provides services. The guest's evaluation form is thoroughly reviewed, and (if applicable) a copy is sent to the corporate client.

CLIENT BASE

     BridgeStreet has a diverse client base composed primarily of domestic Fortune 2000 corporations, professional firms, business professionals and travel-wise individuals. No client accounted for more than 5% of the Company's 1997 revenues.

SALES AND MARKETING

     BridgeStreet focuses primarily on business-to-business selling. At the local level, each of the Company's operating subsidiaries has corporate account specialists that call on local companies (including local branches of regional or national companies) to solicit business. The account specialist focuses his or her efforts on the key decision makers at each company responsible for establishing and administering travel and accommodation policies, typically human resource directors, relocation managers or training directors. By aggressively pursuing relationships with potential clients and expanding services to existing clients, BridgeStreet seeks to become each client's primary or sole provider of flexible accommodation services nationwide. Since operations have expanded, BridgeStreet has opened a global sales office to begin to market its international capabilities to its local corporate clients.

     The Company tailors its marketing strategy to the needs of particular clients. For example, BridgeStreet markets itself to a corporation with relocating employees by focusing on its ability to situate large families in houses and apartments with three or more bedrooms, its access to accommodations in both metropolitan and suburban settings, and its access to accommodations that allow pets. In contrast, when marketing to a potential corporate client having consultants in need of short-term housing, the Company emphasizes its flexible lease terms and its ability to customize an accommodation with amenities such as office equipment (including computers), additional telephone lines and other work-related items.

     The Company intends to implement an advertising program designed to enhance the "BridgeStreet" name both inside and outside the flexible accommodation services industry and broaden its client base. In addition, the Company intends to promote its brand name by advertising in trade publications, Chamber of Commerce listings, local visitor magazines and telephone directories, on the radio and the Internet, and through periodic direct mail campaigns.

LEASING ARRANGEMENTS

     BridgeStreet leases substantially all of its accommodations (with the exception of 19 condominium units which are owned) through flexible, short-term leasing arrangements in order to match its supply of accommodations with client demand. The Company has no current plans to purchase or own any additional properties. The Company believes that its flexible leasing strategy allows it to react to changes in market demand for particular geographic locations and types of accommodations. The Company's strategy also provides it flexibility to address cyclicality in particular markets. During the 12 months ended December 31, 1997, BridgeStreet's average occupancy rate was approximately 89%. The Company seeks to maintain high occupancy rates by staggering its lease expiration dates within a geographic area, allowing it to adjust its inventory of accommodations in a given market to reflect fluctuations in overall demand and demand for particular types of accommodations. As of December 31, 1997, the Company had approximately 3,000 accommodations under lease, with approximately 90% of such leases being for one year or less. The terms of these leases generally range from one to 18 months.


     The Company strives to develop strong relationships with property managers to ensure that it has a reliable supply of high-quality, conveniently-located accommodations. The Company believes that it can provide property managers with numerous direct benefits, including (i) higher overall occupancy levels, (ii) simplified lease agreements (with one lease often covering numerous individual units), (iii) convenient, timely payment (with one check for all units under lease in a complex) and (iv) maintenance by BridgeStreet of the accommodations it leases.

     BridgeStreet leases the furniture for its accommodations on a short-term basis ordinarily from major furniture rental companies. Furniture leases range from three to 18 months, but may be terminated by the Company prior to expiration. Through its short-term furniture leasing approach, the Company is able to maintain well-appointed, modern and attractive accommodations, upgrade and replace furniture as needed and satisfy specific furnishing requests.

     BridgeStreet's average daily lease rate during 1997 (including costs of accommodations, furnishings, utilities and housekeeping) was approximately $45, while its average daily rental rate charged to clients during the same period was approximately $64.


COMPETITION

     Flexible accommodation service providers compete primarily on the basis of location, availability, price and quality of accommodations, quality and scope of service and brand name recognition. The Company believes that, while it currently competes against all lodging providers, in the future its primary competition will come from other flexible accommodation service providers and, to a lesser extent, all-suite hotels and upscale extended-stay hotels. The Company intends to compete by maintaining a loyal customer base and offering a client-oriented approach with convenient locations, large and high-quality customized accommodations, and personalized customer service.

     The Company expects its business to become more competitive as existing competitors expand and additional companies enter the flexible accommodation services industry. The Company believes that the largest providers of flexible accommodation services currently are Oakwood, Gables Corporate Accommodations, Accommodations America, Inc., ExecuStay Corporation and Globe Business Resources, Inc., some of which are larger (in terms of number of available accommodations) than BridgeStreet. Certain of the Company's existing competitors have, and any new competitors that enter the industry may have, access to significantly greater resources than the Company. In particular, Oakwood is affiliated with R&B Realty Group, the nation's tenth largest apartment management company. This affiliation gives Oakwood access to apartment communities and capital that may be unavailable to the Company.

REGULATION AND TAX

     The Company is subject to employment laws, including minimum wage, overtime, working condition and work permit requirements. The Company believes that it is in compliance with all applicable employment laws, and intends to continue to comply with such laws.

     In addition, the Company is subject to the Americans with Disabilities Act (the "ADA") as a private entity providing public accommodations. All public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that all of the units it leases are substantially in compliance with these requirements, a determination that such units are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants.

     As a lessee of its accommodations, BridgeStreet believes that it and its employees are either outside the purview of, exempted from or in compliance with laws in the jurisdictions in which the Company operates requiring real estate brokers to hold licenses. However, there can be no assurance that the Company's position in any jurisdiction where it believes itself to be excepted or exempted would be upheld if challenged or that any such jurisdiction will not amend its laws to require the Company and/or one or more of its employees to be licensed brokers. Moreover, there can be no assurance that the Company will not operate in the future in additional jurisdictions requiring such licensing.

     In some of the jurisdictions in which the Company operates, the Company believes that it is not required to charge certain guests the sales and "bed" taxes that are applicable to establishments furnishing rooms to transient guests. There can be no assurance, however, that the tax laws in particular jurisdictions will not change or that a tax collection agency will not successfully challenge the Company's position regarding the applicability of such taxes. The Company believes that it properly charges and remits such taxes in all jurisdictions where it is required to do so.

INSURANCE

     The Company purchases general liability, comprehensive property damage, automobile, workers' compensation and other insurance coverages that management considers adequate for the protection of the Company's assets and operations, although there can be no assurance that the coverage limits of such policies will be adequate. A successful claim against the Company beyond the scope of its insurance coverage or in excess of its limits could have a material adverse effect on the Company's business, financial condition and results of operations. Claims against the Company, regardless of their merit or outcome, also may have an adverse effect on the Company's reputation and business.

INTELLECTUAL PROPERTY

     The Company has filed an application with the United States Patent and Trademark Office to register the service mark "BridgeStreet."

EMPLOYEES

     As of December 31, 1997 the Company had approximately 350 employees, of which approximately 325 are full-time. The Company's employees are not subject to any collective bargaining agreements, and management believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in Solon, Ohio and are occupied pursuant to leases that expire in July 2000 and May 2007. The Company has the option to extend each lease for an additional three years following expiration. In addition, the Company currently leases administrative offices in the majority of its markets. The Company believes that its corporate and administrative facilities are adequate to serve its current level of operations. If additional facilities are required, the Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time a party to litigation arising in the ordinary course of business. There can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities arising out of such litigation. Management believes that any liability that the Company might incur upon the resolution of any existing litigation will not have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     William N. Hulett, III, age 54, has been President, Chief Executive Officer and a director of the Company since January 1997. He also is Chief Executive Officer and sole director of each of the Company's wholly-owned subsidiaries. Prior to the commencement in June 1997 of his employment with the Company under his employment agreement, Mr. Hulett served from January 1997 through May 1997 as a consultant to the Company. Mr. Hulett's career in the hotel industry has spanned 33 years, from 1960 to 1993. During 21 years with Westin Hotels ("Westin") (from 1960 to 1981), Mr. Hulett managed some of the best known hotels in America, including the St. Francis in San Francisco and The Mayflower in Washington, D.C., served as the Managing Director for all Westin Hotels in Hawaii, and also served as Vice President for Operations and Development, during which time Westin built the Westin in Cincinnati and the Westin O'Hare in Chicago. In 1981, Mr. Hulett joined the Nestle Corporation as President of the Stouffer Hotel Company ("Stouffer"). During his 12 years as President of Stouffer, Stouffer managed, built, acquired or joint ventured 42 hotels. In 1993, when Stouffer was sold, he devoted his time to fund raising and building the Rock and Roll Hall of Fame and Museum, which opened in Cleveland, Ohio in 1995. He served as Chairman and Chief Executive Officer of that facility until joining BridgeStreet in 1997. In 1996, Mr. Hulett was named Business Executive of the Year by the Cleveland Sales and Marketing Executives Association. Mr. Hulett is a director of the Travel Industry Association of America and of Developers Diversified Realty Corporation, and has served the American Hotel and Motel Association in various capacities, including Vice Chairman of its Educational Institute. Mr. Hulett currently serves as Chairman of the Cleveland Chapter of the American Red Cross.

     Rocco A. Di Lillo, age 46, has been Vice President, Chief Operating Officer and a director of the Company, and President and Chief Operating Officer of one of the Company's operating subsidiaries, since January 1997. Mr. Di Lillo also is President of City Visitor Publications, Inc., a leading publisher of travel and visitor guides in the Midwest. Until January 1997, Mr. Di Lillo was President of Corporate Lodgings, Inc., an Ohio corporation which he founded in March 1987, and four affiliates (collectively, "Corporate Lodgings"). Prior to the Combination, Corporate Lodgings expanded into 10 Midwest cities in six states. Mr. Di Lillo was named 1997 Ohio Entrepreneur of the Year for service companies by Ernst & Young LLP.

     Mark D. Gagne, CPA, age 37, has been Chief Financial Officer and Treasurer of the Company since January 1997. From January 1996 until January 1997, Mr. Gagne was a consultant to American Business Partners LLC, a business development company. Previously, from February 1992 to December 1995, Mr. Gagne was Chief Financial Officer and Treasurer of CMG Information Services Inc. and subsidiaries, a publicly-traded information technology company. From April 1988 to January 1992, Mr. Gagne was Vice President and Chief Financial Officer of the Trodella Companies, three privately-held construction services companies. From 1982 to 1988, Mr. Gagne served in a number of positions as a Certified Public Accountant for Kennedy & Lehan, P.C. and Arthur Andersen LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  PRICE RANGE OF COMMON STOCK

     The Common Stock is quoted on The Nasdaq National Market under the symbol "BEDS." The following table sets forth for each period indicated the high and low sale prices for the Common Stock as reported by The Nasdaq National Market.

                                                                                        HIGH              LOW
                  September 25, 1997 through September 30, 1997.................        $12 5/8           $10 3/4
                  October 1, 1997 through November 10, 1997.....................         14 1/8             9 5/8
                  January 1, 1998 through March 11, 1998      ..................         13                10

     As of March 11, 1998, there were 77 holders of record of Common Stock.

                                 DIVIDEND POLICY

     The Company intends to retain all earnings to finance the growth and development of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Any future determination as to the payment of dividends on the Common Stock will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's future earnings, if any, the operating and financial condition of the Company, its capital requirements, general business conditions and other factors the Board of Directors of the Company may consider. The Company's revolving credit facility currently prohibits dividend payments.

(b) (i) The Company's Registration Statement on Form S-1 (File No. 333-26647) relating to the Company's initial public offering of Common Stock (the "IPO") was declared effective by the Securities and Exchange Commission on September 24, 1997. Of the net proceeds of $14.8 million received by the Company in the IPO, the Company previously detailed the use of approximately $3.8 million of such net proceeds in its Quarterly Report on Form 10-Q for its quarter ended September 30, 1997. Of the remaining net proceeds of $10.8 million, the Company used approximately $3.7 million during the fourth quarter of 1997 to fund two acquisitions in Dallas, Texas and Phoenix, Arizona (and to pay expenses associated with such acquisitions, including the repayment of debt assumed from one of the companies whose assets were acquired). The remaining $7.3 million in net proceeds were used during the first quarter of 1998 to fund acquisitions in Charlotte and Raleigh, North Carolina, Denver, Colorado, Austin, Texas, London, England and Toronto, Canada.

     (ii) On March 31, 1997, the Company issued 475,000 shares of Common Stock to Sandra Brown as consideration for the merger of Home Again, Inc. and two affiliates with and into a subsidiary of the Company. In connection with the transaction, the Company relied on the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 6.


                             SELECTED FINANCIAL DATA
                 (IN THOUSANDS, EXCEPT SHARE AND FOOTNOTE DATA)

          For financial reporting purposes, TCH is presented as the acquirer of all of the other companies acquired by BridgeStreet in the Combination. Consequently, the Company's historical combined financial statements for periods ended on or before December 31, 1996, are the historical combined financial statements of TCH. The historical financial statements as of December 31, 1997, and for the year then ended are of the Company and include the accounts of each of the Founding Companies and all other acquisitions from their respective dates of acquisition. The following selected historical financial data of the Company and for the year ended December 31, 1997 and of TCH as of December 31, 1995 and 1996 and for each year in the three-year period ended December 31, 1996, have been derived from the applicable audited financial statements of the Company and TCH. The remaining selected historical financial data of TCH has been derived from unaudited financial statements of TCH, which have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of that data.


                                                               Historical (TCH only)
                                       ---------------------------------------------------------------------      BridgeStreet
                                                              Year Ended December 31,                              Year Ended
                                       ---------------------------------------------------------------------      December 31,
                                          1992          1993          1994           1995(1)         1996(1)          1997
                                       ----------    ----------    ----------     ----------      ----------      ------------

STATEMENT OF OPERATIONS
  DATA:
  Revenues .....................       $    5,627    $    6,803    $    8,309     $    9,696      $   12,400       $   50,750
  Cost of services .............            4,520         5,312         6,475          7,344           9,052           37,737
  Selling, general and
    administrative expense .....            1,328         1,373         1,628          2,064           2,327            9,887
  Officers' stock
    compensation ...............               --            --            --             --              --            1,210(2)
  Goodwill amortization ........               --            --            --             --              --              489
                                       ----------    ----------    ----------     ----------      ----------       ----------
  Operating income (loss) ......             (221)          118           206            288           1,021            1,427
  Interest and other income
    (expense), net .............               11             5            21            101             155              398
                                       ----------    ----------    ----------     ----------      ----------       ----------
  Income (loss) before
    provision for income
    taxes ......................             (210)          123           227            389           1,176            1,825
  Provision (benefit) for
    income taxes ...............              (84)           49           114            178             512            1,371
                                       ----------    ----------    ----------     ----------      ----------       ----------
  Net income (loss) ............       $     (126)   $       74    $      113     $      211      $      664       $      454
                                       ==========    ==========    ==========     ==========      ==========       ==========

  Net income per
    share, basic and dilutive(3)       $    (0.08)   $     0.05    $     0.07     $     0.13      $     0.42       $     0.08
                                       ==========    ==========    ==========     ==========      ==========       ==========

  Weighted average shares
    outstanding - basic(3) .....        1,596,350     1,596,350     1,596,350      1,596,350       1,596,350        5,904,484

  Weighted average shares
    outstanding - dilutive(3) ..        1,596,350     1,596,350     1,596,350      1,596,350       1,596,350        5,930,248


                                                                       Historical (TCH only)
                                                       --------------------------------------------------------
                                                                            December 31,                            BridgeStreet
                                                       --------------------------------------------------------     December 31,
                                                       1992        1993         1994         1995         1996          1997
                                                       ----       ------       ------       ------       ------     ------------

BALANCE SHEET DATA
  Working capital ..............................       $499       $  592       $  496       $  563       $  986       $ 9,172
  Total assets .................................        901        1,209        1,672        2,510        2,013        42,563
  Long-term debt, less current maturities ......         16           10           67           --           --            --
  Total stockholders' equity ...................        471          545          658          869        1,184        37,578

(1) Certain amounts have been reclassified to conform to the 1997 presentation.
(2) Consists of non-recurring, non-cash compensation expense recorded in connection with the accelerated vesting of restricted stock. This represents a reduction of $0.20 per share in 1997.
(3) The weighted average number of common shares outstanding in 1992 through 1996 is the number of shares issued by the Company on January 2, 1997, in exchange for all the issued and outstanding capital stock of TCH.

ITEM 7.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         BridgeStreet was incorporated in August 1996 with the goal of becoming a leading national provider of flexible accommodation services. The Company plans to achieve this goal by implementing an aggressive acquisition program and a national operating strategy designed to increase internal revenue growth, cost efficiencies and profitability. In the first quarter of 1997, BridgeStreet acquired, by merger, five flexible accommodation service providers (the "Founding Companies"). During the second quarter, the Company acquired the assets of another flexible accommodation services company, and in the fourth quarter, two additional providers were acquired.

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

         As discussed in Note 1 to the financial statements, in the first quarter of 1997, the Company merged with the five Founding Companies in stock for stock tax-free mergers. For financial reporting purposes, Temporary Corporate Housing Columbus, Inc. (together with its three affiliates, "TCH") is presented as the accounting acquirer of the other Founding Companies, which have been designated "acquired companies". Consequently, the Company's historical financial statements for periods ended on or before December 31, 1996, are the historical financial statements of TCH. The mergers have been accounted for using the purchase method of accounting. The results of operations of the "acquired companies" have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price and allocation of the purchase price of the four "acquired companies," including the value of stock issued to the founders of BridgeStreet as a transaction fee, was approximately $17.7 million based on an independent appraisal of the net assets acquired. The aggregate cost of the acquisitions exceeded the estimated fair value of assets and liabilities of the acquired companies by $17.5 million which is being amortized as goodwill over 35 years.

         BridgeStreet currently is in the process of integrating certain operational, sales and administrative functions of the Founding Companies and other companies acquired to date. This integration process presents opportunities to (i) enhance revenues through geographic cross-sales synergies and (ii) reduce costs through, among other things, the elimination of duplicative functions and the economies of scale that may be generated through volume purchasing. However, integration necessitates additional costs and expenditures related to corporate management and administration, public company operations, systems integration and facilities expansion. As a result of these possible cost savings and various additional costs, historical operating results may not be comparable to, or indicative of, future performance. There can be no assurance that the Company's integration efforts will be successful.

RESULTS OF OPERATIONS

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         BridgeStreet's Consolidated Statement of Operations for the year ended December 31, 1997, includes the accounts of TCH, Corporate Lodgings, Inc. (together with four affiliates, "CLI"), Exclusive Interim Properties, Ltd. (together with an affiliate, "EIP") and Temporary Housing Experts, Inc. ("THEI"), all of which were acquired on January 2, 1997. The operating results for the year ended December 31, 1997 also include the accounts of the following wholly-owned operating subsidiaries from the indicated dates on which they acquired (by merger with or purchase of substantially all of the assets of) flexible accommodation service providers: HAI Acquisition Corp. ("HA") (March 31, 1997); BridgeStreet Texas, L.P. (December 1, 1997); and BridgeStreet Arizona, Inc. (December 1, 1997). The Statement of Operations of BridgeStreet for the year ended December 31, 1996 consists of the accounts of only TCH, the designated accounting acquirer. Consequently, the 1996 and 1997 periods are not comparable, and the comparison of the periods below is not indicative of future results of operations. The Company's Consolidated Balance Sheet as of December 31, 1997 reflects the accounts of TCH, CLI, EIP, THEI, HA, BridgeStreet Texas, L.P. and BridgeStreet Arizona, Inc.

         Revenues. Revenues increased $38.4 million, or 309%, from $12.4 million for the year ended December 31, 1996 to $50.8 million for the year ended December 31, 1997. The increase in revenues primarily was the result of an increase in the number of accommodations rented during the year due to the acquisitions of flexible accommodation service providers and growth in existing markets.

         Cost of Services. Cost of services increased $28.7 million, or 317%, from $9.1 million for the year ended December 31, 1996 to $37.8 million for the year ended December 31, 1997. Cost of services as a percentage of revenues increased from 73.0% for the year ended December 31, 1996 to 74.4% for the year ended December 31, 1997. The dollar increase in cost of services primarily was related to the acquisitions of the Founding Companies and the other flexible accommodation service providers. Cost of services increased as a percentage of revenues primarily as a result of lower occupancy rates experienced during the Company's fourth quarter.

         Selling, General and Administrative Expense. Selling, general and administrative expense increased $7.6 million, or 325%, from $2.3 million for the year ended December 31, 1996 to $9.9 million for the year ended December 31, 1997. Selling, general and administrative expense as a percentage of revenues increased from 18.8% for the year ended December 31, 1996 to 19.5% for the year ended December 31, 1997. The dollar increase in selling, general and administrative expense primarily was a result of the acquisitions of the flexible accommodation service providers, hiring of a corporate management team and other costs associated with creating a public company infrastructure. The increase in such expense as a percentage of revenues resulted from hiring corporate personnel and acquiring certain companies that had higher selling, general and administrative expenses as a percentage of revenues. The Statement of Operations for the year ended December 31, 1997 includes $1.2 million of non-recurring, non-cash compensation expense relating to the accelerated vesting of restricted stock held by executive officers. The compensation charge represented the difference between the value of the stock issued to officers and the amount paid.

         Other Income, Net. Other income, net increased approximately $242,000, or 156.2%, from approximately $156,000 for the year ended December 31, 1996, to approximately $398,000 for the year ended December 31, 1997. The increase in other income is due to increased interest income as a result of the investment of the cash proceeds from the Company's initial public offering and an increase in referral income. Offsetting these increases was an increase in interest expense resulting from borrowings under the Company's revolving line of credit for working capital purposes.

         Income Tax Provision. For the year ended December 31, 1997, the Company recorded a tax provision of $1.4 million on a pre-tax income of $1.8 million, compared to a tax provision of approximately $513,000 on pre-tax income of $1.2 million for the year ended December 31, 1996. The tax provision for the year ended December 31, 1997 is based on the Company's consolidated effective tax rate for the 1997 fiscal year after considering nondeductible goodwill and nondeductible officers' stock compensation expense.

RESULTS OF OPERATIONS--TCH

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Revenues. Revenues increased $2.7 million, or 27.8%, from $9.7 million in 1995 to $12.4 million in 1996. This increase was a result of an increase in the number of accommodations rented during the year, an improvement in the occupancy rate and an increase in the rates realized by TCH.

         Cost of Services. Cost of services increased $1.7 million, or 23.3%, from $7.4 million in 1995 to $9.1 million in 1996, primarily as a result of an increase in the number of accommodations leased and the cost of furnishing such accommodations during the year. Cost of services as a percentage of revenues decreased from 75.7% in 1995 to 73.0% in 1996, primarily as a result of an improved occupancy rate and an increase in the rates realized by TCH.

         Selling, General and Administrative Expense. Selling, general and administrative expense increased approximately $262,000, or 12.7%, from $2.1 million in 1995 to $2.3 million in 1996, primarily as a result of increased compensation to the stockholders, administrative payroll and sales commissions. Selling, general and administrative expense as a percentage of revenues decreased from 21.3% in 1995 to 18.8% in 1996, primarily as a result of spreading the fixed costs of the company's operations over a larger revenue base.

         Other Income, Net. Other income, net increased approximately $54,000, or 53.0%, from approximately $102,000 in 1995 to approximately $156,000 in 1996. The increase in other income, net primarily was a result of increased interest income as a result of stronger cash flows, an increase in referral income and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES - BRIDGESTREET

         For the year ended December 31, 1997, net cash provided by operating activities totaled $1.3 million. Net cash used in investing activities during the year ended December 31, 1997, was $5.9 million, primarily for acquisitions (as described below) and the purchase of operating stock and equipment required in the Company's business. Net cash provided by financing activities during the year ended December 31, 1997 was $12.9 million, primarily due to proceeds, net of expenses, from the Company's initial public offering, offset by repayments of amounts due stockholders and long-term debt. Cash and cash equivalents increased by $8.3 million during the year and totaled $8.9 million at December 31, 1997.

         In September 1997, the Company completed its initial public offering of 3,007,250 shares of Common Stock, of which 2,092,250 shares were issued by the Company and 915,000 shares were sold by certain stockholders of the Company at a public offering price of $9.00 per share (the "Offering"). The net proceeds to the Company (after deducting underwriting discounts and commissions and expenses incurred in connection with the Offering) of approximately $14.8 million were used to repay $1.0 million of certain indebtedness of the Founding Companies assumed in connection with the Combination, $2.8 million (of which $1.0 million related to acquisitions) of indebtedness outstanding under the Company's revolving credit facility, $28,000 of the outstanding amount due under a loan made to the Company by the spouse of one of the Company's directors, and approximately $3.6 million to fund acquisitions and expenses associated with acquisitions. The remaining net proceeds were invested in short-term, interest bearing, investment grade securities at December 31, 1997, and subsequently were used for acquisitions.

         The Company has a $25.0 million revolving credit facility. The facility provides the Company with a revolving line of credit of up to $25.0 million, secured by guarantees by certain material subsidiaries of the Company and a pledge of the capital stock of all of the Company's wholly-owned operating subsidiaries. The credit facility may be used for refinancing of the Company's subsidiaries' indebtedness, acquisitions and working capital. Loans made under the credit facility bear interest, at the Company's option, at the bank's prime lending rate, or 1.50% above the Eurodollar or LIBOR rates. The credit facility will terminate on March 31, 2002, or sooner at the discretion of the Company, and all amounts outstanding thereunder (if any) will be due upon such termination. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness and (iii) requires the Company to comply with certain financial covenants. The Company had no amounts outstanding under the facility at December 31, 1997.

         On March 31, 1997, the Company acquired Home Again, Inc. and two affiliates ("Home Again") in a stock-for-stock merger and issued 475,000 shares of Common Stock as merger consideration. The acquisition has been accounted for using the purchase method of accounting. The Company has recorded approximately $2.3 million of goodwill related to the transaction that will be amortized over a period of 35 years. Home Again had combined revenues of approximately $4.0 million for the year ended December 31, 1996 and approximately $1.2 million for the three months ended March 31, 1997.

         Subsequent to March 31, 1997, the Company made three additional acquisitions during 1997. The acquisitions have been accounted for using the purchase method of accounting. The aggregate cost of these acquisitions was $6.75 million, consisting of $4.4 million of cash and $2.35 million of stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $7.25 million that will be amortized over 35 years. Details of these acquisitions are noted below.

         On June 30, 1997, the Company acquired for cash all the assets of Corporate Housing Services, Inc. ("CHS"), a provider of flexible accommodation services in the Memphis, Tennessee metropolitan area. CHS had revenues of approximately $2.5 million for the year ended December 31, 1996. The cost of the acquisition was funded through borrowings from the Company's credit facility. CHS's assets and operations were merged into BridgeStreet's Memphis subsidiary, THEI.

         On December 1, 1997, the Company acquired substantially all the assets of Accommodations by Apple, Inc. ("ABA of Dallas"), a Texas flexible accommodation company servicing Dallas and surrounding cities. The purchase consideration included cash, funded from the proceeds of the Offering, and the issuance of approximately 151,000 shares of Common Stock. ABA of Dallas had revenues of approximately $3.5 million in 1996.

         On December 1, 1997, the Company acquired certain assets of Accommodations by Apple, Inc. ("ABA of Phoenix"), an Arizona flexible accommodation company servicing several markets including Phoenix, Tucson and Scottsdale. The purchase consideration included cash, funded from the proceeds of the Offering, and the issuance approximately of 71,000 shares of Common Stock. ABA of Phoenix had revenues of $3.8 million in 1996.

         Subsequent to December 31, 1997, the Company has acquired six companies. The acquisitions have been accounted for using the purchase method of accounting. The total cost of these acquisitions was approximately $14.6 million, consisting of cash and notes of $10.4 million and $4.2 million in Common Stock or securities exchangeable for Common Stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $15.0 million that will be amortized over 35 years. Details regarding these acquisitions are noted below.

         On January 2, 1998, the Company acquired the assets of Home on the Road, Inc. of Charlotte, a North Carolina flexible accommodation company servicing Charlotte and surrounding cities. The purchase consideration consisted of cash, funded from the proceeds of the Offering, and a promissory note. Home on the Road, Inc. had revenues of $2.2 million in 1997.

         On January 2, 1998, the Company acquired all the outstanding stock of Home on the Road-Raleigh, a North Carolina flexible accommodation company servicing several markets including Raleigh, Durham, Research Triangle Park, Winston-Salem and Greensboro. The purchase consideration consisted of the issuance of approximately 75,000 shares of Common Stock. Home on the Road-Raleigh had revenues of $1.3 million in 1997.

         On January 2, 1998, the Company acquired for cash certain assets of Accommodations by Apple-Denver and Accommodations by Apple-Austin, two flexible accommodation companies servicing several markets in the Denver metropolitan area including Colorado Springs, Boulder and Fort Collins, and in the Austin, Texas metropolitan area. The purchase consideration of the two acquisitions was cash, funded from the proceeds of the Offering, and notes. The acquisitions had revenues of approximately $2.6 million in 1997.

         On February 19, 1998, the Company acquired all the issued and outstanding stock of London Life Apartments Limited ("London Life"), a flexible accommodation company servicing London, England. The purchase consideration consisted of cash, funded from the proceeds of the Offering, and the issuance of approximately 165,000 shares of Common Stock. London Life had revenues of approximately $10.0 million in 1997.

         On March 2, 1998, the Company acquired all the issued and outstanding stock of Global Travel Apartments, Inc. ("GTA"), one of Canada's largest providers of flexible accommodation services. GTA services the Toronto, Montreal, Ottawa, Edmonton, Regina, Vancouver and Victoria markets. The purchase consideration consisted of cash, funded from the proceeds of the Offering and the credit facility, and the issuance of approximately 140,000 shares of the stock of a Canadian subsidiary that is exchangeable for an equal number of shares of Common Stock. GTA had revenues of approximately $7.7 million for the eleven months ended January 31, 1998.

         The Company will continue to pursue growth through the acquisition of flexible accommodation service providers. The Company's primary sources of funding to date have been cash flow from operations, proceeds from the Offering and its credit facility. The Company anticipates that cash flow from operations and funds from its credit facility will be its principal future sources of funding. The Company's principal future uses of cash, in addition to cash used in operating activities, include funding of acquisitions and investment in the Company's management information systems. The Company does not plan to make any material capital expenditures for leasehold improvements. Capital expenditure requirements in 1998 are anticipated to be approximately $2.3 million, compared to $1.6 million, approximately $100,000 and approximately $100,000 in 1997, 1996 and 1995, respectively. While there can be no assurance, management believes that cash flow from operations and funds from the credit facility will be adequate to meet the Company's capital requirements for the next 12 months, depending on the size and methods of financing potential acquisitions.

INFLATION

         Due to the relatively low levels of inflation experienced in 1995, 1996 and 1997, inflation did not have a significant effect on the results of the Company or TCH during these periods.

SEASONALITY

         Quarterly earnings may be affected by the timing of certain holidays, business and vacation patterns, weather conditions, economic factors and other considerations affecting travel. Corporate relocation activity peaks in the summer months and declines significantly during the fourth quarter and the first part of the first quarter. Long-term consulting activity tends to follow a similar pattern, but not to the same extent. The Company expects to realize lower revenues, operating income and net income during the first and fourth quarters.

MANAGEMENT INFORMATION SYSTEMS

         The Company was formed in August 1996 and during the first quarter of 1997, acquired five companies. Subsequent to the first quarter, the Company acquired three additional companies in 1997, and six additional companies in the first quarter of 1998. The acquired companies each have their own unique operating systems. As a result of these acquisitions, the Company has undertaken a complete review of its computer software programs and operating systems. The Company plans to replace all current accounting and property management systems with a single integrated system. Year 2000 compliance is a requirement for all new systems the Company will acquire or internally develop. The total cost to replace existing software, hardware and the cost of implementation is estimated to be $2.5 million, which will be capitalized as incurred. New system implementation is expected to be complete by July 1, 1999.

         The Company is working with its processing banks to ensure their systems are Year 2000 compliant. All of these costs will be borne by the processing banks. In the event some of the processing banks are unable to convert their systems, the Company will switch to banks that are able to perform the processing requirements of the Company.

FACTORS TO BE CONSIDERED

         The information set forth above contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements. Readers should refer to discussion under "Risk Factors" contained in the Company's Registration Statement on Form S-4 (No. 333-39187) filed with the Securities and Exchange Commission, which is incorporated herein by reference, concerning certain factors which could cause the Company's actual results to differ materially from the results anticipated in the forward-looking statements contained herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and information required by Item 8 are listed in the Index, presented as Item 14, and included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended December 31, 1997, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended December 31, 1997, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended December 31, 1997, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended December 31, 1997, and such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of the Company and its subsidiaries are included pursuant to Item 8.

Item                                                                    Page No.
----                                                                    --------

Report of Independent Public Accountants...............................   22

Consolidated Balance Sheets as of December 31, 1996 and 1997...........   23

Consolidated Statements of Operations for the years ended December 31, 1995,
1996 and 1997............................................................... 24

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1995, 1996 and 1997............................................ 25

Consolidated Statements of Cash Flows for the years ended December 31, 1995,
1996 and 1997............................................................... 26

Notes to Consolidated Financial Statements.................................. 27

(a)(2)  FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts............................. 39

(a)(3)   EXHIBITS


                                                                                                 SEQUENTIAL
EXHIBIT                                           DESCRIPTION                                     PAGE NO.
-------                                           -----------                                    ----------

*3.1          Certificate of Incorporation of the Company.......................................

*3.2          By-laws of the Company............................................................

*4            Form of Specimen Stock Certificate................................................

*10.1         Agreement and Plan of Merger dated as of December 30, 1996 by and among BridgeStreet International Inc., EIP Acquisition Corp., Exclusive
              Interim Properties, Ltd. and Melanie R. Sabelhaus.................................

*10.2         Agreement and Plan of Merger dated as of December 30, 1996 by and among BridgeStreet International Inc., THEI Acquisition Corp., Temporary
              Housing Experts, Inc., Connie F. O'Briant and Thomas W. O'Briant..................

*10.3         Agreement and Plan of Merger dated as of December 30, 1996 by and among BridgeStreet International Inc., TCHI Acquisition Corp., Temporary
              Corporate Housing Columbus, Inc., Temporary Corporate Housing
              Cleveland, Inc., Temporary Corporate Housing Cincinnati, Inc., Temporary
              Corporate Housing Pittsburgh, Inc., SLD Partnership, Lynda Clutchey,
              David Clutchey III, Beth Holzer and David Holzer..................................

*10.4         Agreement and Plan of Merger dated as of December 30, 1996 by and among BridgeStreet International Inc., CL Acquisition Corp., Corporate
              Lodgings, Inc., Corporate Lodgings of Kentucky, Inc., Corporate Lodgings
              of Minnesota, Inc., Corporate Lodgings of Pennsylvania, Inc., Corporate
              Lodgings of Wisconsin, Inc. and Rocco A. DiLillo..................................

*10.5         Agreement and Plan of Merger dated as of March 31, 1997 by and among
              BridgeStreet International Inc., HAI Acquisition Corp., Home Again, Inc.,
              Home Again Amenities, Inc., Home Again Corporate Housing, Inc. and
              Sandra A. Brown...................................................................

10.6          Purchase Agreement dated February 19, 1998 among BridgeStreet
              Accommodations, Inc. and London Life Apartments Limited (Incorporated by
              reference to the Company's Current Report on Form 8-K dated March 4,
              1998).............................................................................



                                                                                                 SEQUENTIAL
EXHIBIT                                           DESCRIPTION                                     PAGE NO.
-------                                           -----------                                    ----------
*10.7         1997 Equity Incentive Plan........................................................

*10.8         Stock Plan for Non-Employee Directors.............................................

*10.9         Employment Agreement dated December 30, 1996, between CL Acquisition
              Corp. and Rocco A. DiLillo........................................................

*10.10        Employment Agreement dated December 30, 1996, between EIP Acquisition
              Corp. and Melanie R. Sabelhaus....................................................

*10.11        Employment Agreement dated December 30, 1996 between THEI Acquisition
              Corp. and Connie F. O'Briant......................................................

*10.12        Employment Agreement dated December 30, 1996, between TCHI
              Acquisition Corp. and Lynda Clutchey..............................................

*10.13        Employment Agreement dated as of January 2, 1997, between BridgeStreet
              International Inc. and Mark D. Gagne..............................................

*10.14        Employment Agreement dated as of March 31, 1997, between BridgeStreet
              International Inc. and William N. Hulett, III.....................................

*10.15        Revolving Credit Agreement dated as of March 31, 1997 between
              BridgeStreet International Inc., as Borrower, and Fleet National Bank and the
              Other Lending Institutions listed on Schedule 1 thereto and Fleet National
              Bank as Agent.....................................................................

*10.16        Revolving Credit Note for the principal balance of $10,000,000, dated
              March 31, 1997....................................................................

*10.17        Rental Agreement between Saturn Enterprises Inc. and Temporary Corporate
              Housing Inc. dated December 28, 1995..............................................

*10.18        Exclusive Lease Agreement between Integrity Furniture, Inc. and Temporary
              Corporate Housing Pittsburgh, Inc. dated September 12, 1995.......................

10.19         Stock Purchase Agreement dated as of March 2, 1998 by and among
              BridgeStreet Accommodations, Inc., BridgeStreet Canada, Inc., Global
              Hospitality, Inc., Thomas Vincent and the Vincent Family Trust
              (Incorporated by reference to the Company's Current Report on Form 8-K dated March 17, 1998).............................................................

+10.20        Amendment Nos. 1 and 2 to Revolving Credit Agreement..............................

+21           Subsidiaries of the Registrant....................................................

+23           Consent of Arthur Andersen LLP....................................................

+27           Financial Data Schedule...........................................................

------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26647).
+    Filed herewith.


(b) The Company filed no reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BRIDGESTREET ACCOMMODATIONS, INC.


Date:  March 30, 1998              By: /s/ William N. Hulett, III
                                       ----------------------------------------
                                       William N. Hulett, III
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


        SIGNATURES                        TITLE                         DATE
        ----------                        -----                         ----

/s/ William N. Hulett, III
---------------------------  PRESIDENT, CHIEF EXECUTIVE OFFICER  MARCH 30, 1998
WILLIAM N. HULETT, III               AND DIRECTOR

/s/ Mark D. Gagne
---------------------------    CHIEF FINANCIAL OFFICER AND       MARCH 30, 1998
MARK D. GAGNE                  PRINCIPAL ACCOUNTING OFFICER

/s/ Paul M. Verrochi
---------------------------       CHAIRMAN OF THE BOARD          MARCH 30, 1998
PAUL M. VERROCHI

/s/ Rocco A. Di Lillo
---------------------------            DIRECTOR                  MARCH 30, 1998
ROCCO A. DI LILLO

/s/ Lynda D. Clutchey
---------------------------            DIRECTOR                  MARCH 30, 1998
LYNDA D. CLUTCHEY

/s/ Connie F. O'Briant
---------------------------            DIRECTOR                  MARCH 30, 1998
CONNIE F. O'BRIANT

        SIGNATURES                        TITLE                         DATE
        ----------                        -----                         ----



/s/ Melanie R. Sabelhaus
---------------------------            DIRECTOR                  MARCH 30, 1998
MELANIE R. SABELHAUS

/s/ James M. Biggar
---------------------------            DIRECTOR                  MARCH 30, 1998
JAMES M. BIGGAR

/s/ Robert R. Mesel
---------------------------            DIRECTOR                  MARCH 30, 1998
ROBERT R. MESEL

/s/ Jerry Sue Thornton
---------------------------            DIRECTOR                  MARCH 30, 1998
JERRY SUE THORNTON

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of BridgeStreet Accommodations, Inc.:

We have audited the accompanying consolidated balance sheets of BridgeStreet Accommodations, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BridgeStreet Accommodations, Inc. and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) of Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As discussed in Note 1, the accompanying consolidated financial statements reflect the Company on a historical basis with Temporary Corporate Housing Columbus, Inc. as the accounting acquirer.



                                            ARTHUR ANDERSEN LLP


Cleveland, Ohio,
     February 20, 1998 (except with respect to the matter discussed in Note 16, as to which the date is March 20, 1998).

                        BRIDGESTREET ACCOMMODATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 TCH                BridgeStreet
                                                                             December 31,           December 31,
                                                                                 1996                   1997
                                                                             ------------           ------------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents                                                   $  597,939            $ 8,922,215
  Investments in short-term marketable securities                                152,253                     --
  Trade accounts receivable, less allowance for doubtful
      accounts of $45,000 in 1996 and $167,000 in 1997                           794,445              2,217,930
  Security deposits held by landlords                                                                   264,541
  Deferred income taxes                                                          129,200                524,156
  Prepaid rent                                                                        --                817,769
  Other current assets                                                            33,927                709,254
                                                                              ----------            -----------
         Total current assets                                                  1,707,764             13,455,865
Operating stock, net of accumulated amortization                                 268,086              1,682,579
Property and equipment, net of accumulated depreciation                           26,961              2,535,094
Other assets                                                                          --                208,930
Due from stockholders/affiliates                                                  10,568                348,000
Goodwill, net of amortization                                                         --             24,332,484
                                                                              ----------            -----------
         Total assets                                                         $2,013,379            $42,562,952
                                                                              ==========            ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt                                        $       --            $    20,121
  Due to stockholders and affiliates                                                  --                100,835
  Accounts payable                                                               218,407              1,027,307
  Accrued payroll and employee benefits                                           61,201                511,963
  Accrued expenses, other                                                        342,413              1,473,486
  Accrued income taxes                                                           100,000                     --
  Deferred revenue                                                                    --                690,509
  Security deposits due to customers                                                  --                459,251
                                                                              ----------            -----------
         Total current liabilities                                               722,021              4,283,472
Long-term debt, net of current maturities                                             --                 25,803
Deferred income taxes                                                            107,744                675,480
Commitments and contingencies
Stockholders' Equity:
    Preferred stock, $0.01 par value; authorized 5,000,000 shares;
                  no shares issued or outstanding                                     --                     --
    Common stock, $0.01 par value; authorized 35,000,000 shares;
                  7,789,345 shares issued and outstanding in 1997;
                  see note 13 for 1996                                            31,000                 77,893
    Additional paid in capital                                                        --             35,889,414
    Treasury stock (see note 13)                                                  (4,185)                    --
    Retained earnings                                                          1,156,799              1,610,890
                                                                              ----------            -----------
         Total stockholders' equity                                            1,183,614             37,578,197
                                                                              ----------            -----------
           Total liabilities and stockholders' equity                         $2,013,379            $42,562,952
                                                                              ==========            ===========

See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Year Ended December 31
                                                                          ------------------------------------------------
                                                                             TCH                TCH           BridgeStreet
                                                                             1995               1996              1997
                                                                          ----------        -----------       ------------
Revenues                                                                  $9,696,322        $12,399,750        $50,750,352
Operating Expenses:
    Cost of services                                                       7,344,083          9,052,165         37,736,902
    Selling, general and administrative expense                            2,064,463          2,326,772          9,887,041
    Officers' stock compensation                                                  --                 --          1,210,261
    Goodwill amortization                                                         --                 --            489,148
                                                                          ----------        -----------        -----------
         Total operating expenses                                          9,408,546         11,378,937         49,323,352
                                                                          ----------        -----------        -----------
            Operating income                                                 287,776          1,020,813          1,427,000
Other Income (Expense):
    Interest income                                                           25,592             47,093            196,253
    Interest expense                                                          (6,914)              (107)          (120,065)
    Other income, net                                                         82,968            108,552            322,249
                                                                          ----------        -----------        -----------
            Other income, net                                                101,646            155,538            398,437
                                                                          ----------        -----------        -----------
            Income before provision for income taxes                         389,422          1,176,351          1,825,437
    Provision for income taxes                                               178,269            512,627          1,371,346
                                                                          ----------        -----------        -----------
    Net income                                                            $  211,153        $   663,724        $   454,091
                                                                          ==========        ===========        ===========
    Net income per share-basic and dilutive                               $     0.13        $      0.42        $      0.08
                                                                          ==========        ===========        ===========
    Weighted average shares outstanding-basic                              1,596,350          1,596,350          5,904,484
    Weighted average shares outstanding-dilutive                           1,596,350          1,596,350          5,930,248



See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Common Stock                       Additional                          Total
                                       ----------------------    Treasury       Paid-In        Retained        Stockholders'
                                         Shares       Amount       Stock        Capital        Earnings            Equity
                                       ---------     --------    --------     -----------     ----------       -------------
Balance at December 31, 1994               2,056     $ 31,000     $(4,185)              -     $  631,155        $   657,970
    Net income                                 -            -           -               -        211,153            211,153
                                       ---------     --------     -------     -----------     ----------        -----------
Balance at December 31, 1995               2,056       31,000      (4,185)              -        842,308            869,123
    Net income                                 -            -           -               -        663,724            663,724
    Cash dividend                              -            -           -               -       (349,233)          (349,233)
                                       ---------     --------     -------     -----------     ----------        -----------
Balance at December 31, 1996               2,056       31,000      (4,185)              -      1,156,799          1,183,614
    Original BridgeStreet equity       1,174,000       11,740           -          (9,024)             -              2,716
    Merger of TCH and BridgeStreet        (2,056)     (31,000)      4,185               -              -            (26,815)
    Issuance of stock to founders      4,301,000       43,010           -      17,548,922              -         17,591,932
    Officers' stock compensation               -            -           -       1,210,261              -          1,210,261
    Common stock offering              2,092,250       20,922           -      14,791,476              -         14,812,398
    Issuance of stock to acquired
      companies                          222,095        2,221           -       2,347,779              -          2,350,000
    Net income                                 -            -           -               -        454,091            454,091
                                       ---------     --------     -------     -----------     ----------        -----------
Balance at December 31, 1997           7,789,345     $ 77,893           -     $35,889,414     $1,610,890        $37,578,197
                                       =========     ========     =======     ===========     ==========        ===========




See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31
                                                                          -----------------------------------------------
                                                                             TCH               TCH           BridgeStreet
                                                                             1995              1996              1997
                                                                          ---------         ---------        ------------
Cash Flows From Operating Activities:
  Net income                                                              $ 211,153         $ 663,724         $   454,091
  Adjustments to reconcile net income to net
    cash provided by operating activities--
    Officers' stock compensation                                                 --                --           1,210,261
    Depreciation and amortization                                            78,684            60,333             990,346
    Gain on sale of assets                                                       --              (500)                 --
    Changes in operating assets and liabilities
        excluding the effect of acquisitions--
        Accounts receivable                                                (154,680)          (38,796)           (420,154)
        Security deposits held by landlords                                      --                --             (83,560)
        Prepaid expenses and other assets                                   (30,978)           36,883          (1,514,887)
        Accounts payable and accrued expenses                               591,871          (349,991)            656,731
        Accrued income taxes                                                 22,500          (401,520)           (191,988)
        Deferred income taxes                                               (98,307)           97,334             225,942
        Security deposits due to customers                                       --                --             (24,451)
        Deferred revenue                                                         --                --              30,749
                                                                          ---------         ---------         -----------
          Net cash provided by operating activities                         620,243            67,467           1,333,080
                                                                          ---------         ---------         -----------
Cash Flows From Investing Activities:
  Purchases of investments in short-term marketable
    securities                                                             (194,925)         (330,887)           (124,997)
  Sales of investments in short-term marketable
    securities                                                              151,076           397,934             277,250
  Acquisitions, net of cash acquired                                             --                --          (4,388,120)
  Proceeds from sale of assets                                                   --             4,507                  --
  Purchases of operating stock                                              (24,591)          (77,642)           (768,321)
  Purchases of property and equipment                                       (57,798)          (28,012)           (876,936)
                                                                          ---------         ---------         -----------
          Net cash used for investing activities                           (126,238)          (34,100)         (5,881,124)
                                                                          ---------         ---------         -----------
Cash Flows From Financing Activities:
  Proceeds from initial public offering, net of offering costs                   --                --          14,812,398
  Borrowings against line of credit                                              --                --           2,775,000
  Repayment against line of credit                                               --                --          (2,775,000)
  Addition (repayment) of long-term debt                                   (154,602)          144,034          (1,212,807)
  Due to stockholders/affiliates                                             (1,920)          (64,844)           (727,271)
  Cash dividend                                                                  --          (349,233)                 --
                                                                          ---------         ---------         -----------
          Net cash (used) provided by financing activities                 (156,522)         (270,043)         12,872,320
                                                                          ---------         ---------         -----------
          Net increase(decrease) in cash
            and cash equivalents                                            337,483          (236,676)          8,324,276
Cash and cash equivalents, beginning of period                              497,132           834,615             597,939
                                                                          ---------         ---------         -----------
Cash and cash equivalents, end of period                                  $ 834,615         $ 597,939         $ 8,922,215

Supplemental Cash Flow Information:
          Cash paid for interest                                          $   6,914         $     107         $   158,786
                                                                          =========         =========         ===========
          Cash paid for income taxes                                      $  33,348         $ 828,618         $ 1,327,975
                                                                          =========         =========         ===========

Non-Cash Transaction:
  During the first quarter of 1997, the Company exchanged 4,301,000 shares of Common Stock of the Company for all of the outstanding stock of the five Founding Companies. Additionally, during the fourth quarter, the Company exchanged approximately 222,000 shares of Common Stock of the Company for the assets of two flexible accommodations providers.

See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

         BridgeStreet Accommodations, Inc. ("BridgeStreet" or the "Company") was incorporated on August 19, 1996, to create a leading national provider of flexible accommodation services through the acquisition and consolidation of the operations of flexible accommodation service companies. During the first quarter of 1997, the Company became the holder of all the outstanding stock of the Founding Companies, five flexible accommodation service providers (the "Combination"), in exchange for 4,301,000 shares of Common Stock of the Company. The Company conducted no operations prior to January 2, 1997, except in connection with the Offering and the Combination. For financial reporting purposes, the largest founding company, Temporary Corporate Housing Columbus, Inc. ("TCH") has been designated as the accounting acquirer, and its acquisition of the remaining four Founding Companies has been accounted for using the purchase method of accounting.

         The consolidated financial statements presented herein have been prepared by the Company and include the accounts of TCH, Corporate Lodgings, Inc. and its four affiliates, Exclusive Interim Properties, Ltd. and its affiliate, and Temporary Housing Experts, Inc. all of which were merged with and into subsidiaries of the Company on January 2, 1997, as well as the accounts of the following wholly-owned operating subsidiaries from the indicated dates on which they acquired (by merger with or purchase of substantially all of the assets of) flexible accommodation service providers: HAI Acquisition Corp. (March 31, 1997); BridgeStreet Texas, L.P. (December 1, 1997); and BridgeStreet Arizona, Inc. (December 1, 1997). All intercompany accounts and transactions have been eliminated.

         The financial position at December 31, 1996, and the results of operations and cash flows for the years ended December 31, 1996 and 1995, presented herein are of TCH, the designated accounting acquirer.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of significant accounting policies followed in the preparation of these financial statements.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments in short-term marketable securities are deemed to be available-for-sale, and accordingly, are stated at their fair value, which at December 31, 1996 approximated cost. Other financial instruments consisting of trade and other receivables, and long-term debt, are considered to have a fair value which approximates carrying value at December 31, 1997 and 1996.

Deferred Acquisition Costs

         Deferred acquisition costs consist primarily of legal, accounting and other professional fees incurred in connection with the acquisitions of flexible accommodations service providers. All the costs associated with the acquisitions will be included as a component of the purchase price pursuant to the purchase method of accounting. At December 31, 1997, the Company had deferred acquisition costs of $56,000 relating to acquisitions which had not closed at December 31, 1997, and are included in other current assets in the accompanying consolidated balance sheets.

Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recorded in the combined statement of operations. Depreciation is determined using the straight-line method for financial reporting and income tax reporting purposes over the estimated useful lives of the respective assets. Estimated useful lives are as follows:

                                                                   Estimated
         Asset Classification                                     Useful Life
         --------------------                                     -----------
         Computer equipment..................................      3-5 Years
         Office furniture and equipment......................      5-7 Years
         Automobiles.........................................        5 Years
         Condominiums........................................       39 Years
         Leasehold improvements..............................      Lease life up to 7 Years

         Repairs and maintenance are charged to expense as incurred. General and administrative costs associated with the opening of new Company offices are expensed as incurred.

Revenue Recognition

         The Company recognizes revenues on the rentals of accommodations to its clients on a pro rata basis over the length of the client's stay. Amounts received relating to periods after the balance sheet date are reported as deferred revenue in the accompanying consolidated balance sheets. Security deposits received from guests are classified as a current liability, and security deposits paid to landlords are classified as current assets in the accompanying consolidated balance sheets.

Concentration of Credit Risk

         Concentration of credit risk is limited to accounts receivable. The Company may require collateral or other security to support their receivables. The Company conducts periodic reviews of its clients' financial condition and payment practices to minimize collection risks on accounts receivable.

Operating Stock

         Operating stock to furnish new units, including linen, glassware, silverware, utensils and minor appliances, is capitalized as it is purchased and amortized over a three year period to a residual value of 50% of the original cost. Additional purchases of operating stock for units already established are expensed as incurred.

Accommodation and Furniture Leases

         The Company leases substantially all of its accommodations on a short-term basis with lease terms typically ranging from one month to one year. Furniture for the accommodations is substantially all leased on a monthly basis from various furniture rental companies.

Goodwill

         Goodwill represents the excess purchase price paid over the fair value of the net assets acquired and all transaction costs incurred in connection with the acquisitions. The amortization of goodwill is provided on a straight-line basis over a 35 year period. Goodwill amortization in 1997 was approximately $489,000. Accumulated amortization of goodwill was approximately $489,000 at December 31, 1997.

         Management regularly evaluates its accounting for goodwill considering such factors as historical and future profitability, and believes that the asset is realizable and the amortization period appropriate.

Reclassification

         Certain items in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

3.  INCOME TAXES

         The Company records income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                    1995             1996             1997
                                                  --------        ---------        ----------
         PROVISION FOR INCOME TAXES
           Current tax expense
             Federal                              $ 66,000        $ 531,000        $1,077,000
             State                                  14,000          113,000           226,000
                                                  -------------------------------------------
                                                  $ 80,000        $ 644,000        $1,303,000
                                                  -------------------------------------------

           Deferred tax expense
              Federal                             $ 81,000        $(108,000)       $   58,000
              State                                 17,000          (23,000)           10,000
                                                  -------------------------------------------
                                                  $ 98,000        $(131,000)       $   68,000
                                                  -------------------------------------------

           Total provision for income taxes       $178,000        $ 513,000        $1,371,000
                                                  ===========================================


Total income tax payments, net of refunds, were $1.3 million, $0.8 million and $33,000 in 1997, 1996 and 1995, respectively.

A reconciliation of federal statutory and effective income tax rates for the year ended December 31 follows:

                                                      1995            1996             1997
                                                    --------       ----------       ----------

         Income before income taxes                 $389,000       $1,176,000       $1,825,000
                                                    ========       ==========       ==========

         Pretax book income at statutory rate       $132,000       $  400,000       $  621,000
         State taxes (net of federal benefit)         28,000           85,000          156,000
         Goodwill                                         --               --          161,000
         Officers' stock award                            --               --          411,000
         Other                                        18,000           28,000           22,000
                                                    ------------------------------------------
         Provision for income taxes                 $178,000       $  513,000       $1,371,000
                                                    ==========================================

         Effective income tax rate:                     45.8%            43.6%            75.1%

A detailed summary of the total deferred tax assets and liabilities in the Company's consolidated balance sheets at December 31 resulting from differences in the book and tax basis of assets and liabilities follows:

                                                                       1996             1997
                                                                    ---------        ---------
         DEFERRED TAX ASSETS
           Accruals not yet deductible for tax purposes             $ 129,000        $ 443,000
           Accounts receivable                                             --           97,000
           Other                                                           --          (16,000)
                                                                    --------------------------
                                                                    $ 129,000        $ 524,000
                                                                    =========        =========
         DEFERRED TAX LIABILITIES
           Operating stock                                          $(108,000)       $(673,000)
           Other                                                           --           (2,000)
                                                                    --------------------------
                                                                    $(108,000)       $(675,000)
                                                                    =========        =========

         Net deferred tax asset (liability)                         $  21,000        $(151,000)
                                                                    =========        =========

4.  ACQUISITIONS

         As discussed in Note 1, in the first quarter of 1997, the Company merged with the five Founding Companies in stock-for-stock tax-free mergers. The mergers have been accounted for using the purchase method of accounting with TCH designated as the accounting acquirer and the other Founding Companies designated as "acquired companies." The results of operations of the "acquired companies" have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price and allocation of the purchase price of the four "acquired companies," including the value of stock issued to the founders of BridgeStreet as a transaction fee, was approximately $17.7 million based on an independent appraisal of the net assets acquired. The aggregate cost of the acquisitions exceeded the estimated fair value of assets and liabilities of the acquired companies by $17.5 million which is being amortized as goodwill over 35 years.

         Subsequent to March 31, 1997, the Company made three additional acquisitions during 1997. The acquisitions have been accounted for using the purchase method of accounting. The aggregate cost of these acquisitions was $6.75 million, consisting of $4.4 million of cash and $2.35 million of Common Stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $7.25 million that is being amortized over 35 years. Details of these acquisitions are noted below.

         On June 30, 1997, the Company acquired for cash all the assets of Corporate Housing Services, Inc., a provider of flexible accommodation services in the Memphis, Tennessee metropolitan area. The results of operations of this company have been included in the accompanying consolidated financial statements from the date of acquisition. Allocation of purchase price was based on estimates of the fair value of the net assets acquired. Pro forma data is not presented as the acquisition was not material to the Company's results of operations.

         On December 1, 1997, the Company acquired substantially all the assets of Accommodations by Apple, Inc. ("ABA of Dallas"), a Texas flexible accommodation company servicing Dallas and surrounding cities. The purchase consideration consisted of cash and the issuance of approximately 151,000 shares of Common Stock.

         On December 1, 1997, the Company acquired certain assets of Accommodations by Apple, Inc. ("ABA of Phoenix"), an Arizona flexible accommodation company servicing several markets including Phoenix, Tucson and Scottsdale. The purchase consideration consisted of cash and the issuance of approximately 71,000 shares of Common Stock.

         The following table presents unaudited selected financial information for the Company, TCH, the four "acquired companies", and the acquisitions of ABA of Dallas and ABA of Phoenix on a pro forma basis, assuming the companies had been combined and the initial public offering had occurred as of the beginning of 1996.

                                                           Year ended Dec. 31,
                                                         ----------------------
                                                         1996           1997
                                                         ----           ----
Revenues                                               $44,942,000   $61,383,000
Net income                                             $   909,000   $   798,000
Net income per share-basic and dilutive                $      0.12   $      0.10


         The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made at the beginning of 1996 and 1997, respectively.

5.  PROPERTY AND EQUIPMENT; OPERATING STOCK

         Property and equipment, and operating stock consist of the following:

                                                            December 31
                                                     -------------------------
                                                       1996             1997
                                                     --------       ----------
Land                                                 $     --       $  266,235
Condominiums                                          169,577        1,069,165
Computer equipment                                         --          697,724
Furniture, office equipment and leasehold
  improvements                                         80,738          813,981
Automobiles                                            57,584          228,661
                                                     --------       ----------
         Total property and equipment                 307,899        3,075,766
Less-accumulated depreciation                         280,938          540,672
                                                     --------       ----------
         Property and equipment, net                 $ 26,961       $2,535,094
                                                     ========       ==========
Operating stock                                      $476,212       $2,132,173
Less-accumulated amortization                         208,126          449,594
                                                     --------       ----------
Operating stock, net                                 $268,086       $1,682,579
                                                     ========       ==========

         Depreciation expense was $259,732, $30,526 and $55,284 in 1997, 1996 and 1995, respectively. Amortization expense was $241,468, $29,807 and $23,400 in 1997, 1996 and 1995, respectively.

6.  REVOLVING CREDIT AGREEMENT

         The Company has a revolving credit agreement to provide up to $10 million of revolving credit. The revolving credit agreement, secured by the capital stock of the Company's operating subsidiaries, extends to March 31, 2002. Interest is payable at the prime rate, or 1.25% above the Eurodollar or LIBOR rates. A commitment fee is payable on the average unused credit at a rate of 0.375%. The revolving credit agreement contains certain restrictive covenants with which the Company must comply. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness and (iii) requires the Company to comply with certain financial covenants. The Company had no amounts outstanding under the facility at December 31, 1997.

7.  RELATED PARTY TRANSACTIONS

         An operating subsidiary of the Company purchases advertising space from City Visitor Publications, Inc., ("City Visitor"), an entity which publishes a travel magazine and is 100% owned by an executive officer of the Company. Included in the accompanying consolidated statement of operations for the year ended December 31, 1997 are $16,000 of advertising expenses paid to City Visitor. In addition, the Company will from time to time pay expenses on behalf of City Visitor which are subsequently repaid to the Company by City Visitor. Included in accounts receivable in the accompanying consolidated balance sheet is $3,300 for the period ended December 31, 1997. In addition, through June 1997, the Company performed certain general and administrative functions, such as accounting and finance, on behalf of City Visitor. In connection with these services, the Company billed City Visitor approximately $1,900 for the year ended December 31, 1997.

         During 1995, TCH leased office space from a former owner of TCH and spouse of one of the general partners of SLD Partnership ("SLD"), an Ohio general partnership and a beneficial owner of more than 5% of the Company's Common Stock. Included in the accompanying consolidated statement of operations for the period ended December 31, 1995, is $10,200 of rent expense related to this office space.

         For the period September 12, 1995, through December 12, 1997, TCH had an exclusive furniture lease agreement with Integrity Furniture, Inc., which is 49% owned by SLD. The agreement provided the lessor with the exclusive right to furnish all of TCH's leased accommodations in Pittsburgh, Pennsylvania, at agreed upon prices. In management's opinion, the lease terms and rental amounts were comparable to other agreements that TCH has entered into with unaffiliated entities.

         In October 1995, TCH loaned to SLD $45,000 at an annual interest rate of 7%. During 1995, SLD borrowed $110,000 from TCH. Both of these amounts were repaid in full during 1996.

         TCH leases televisions, VCRs and microwave ovens from Saturn Enterprises, Inc. ("Saturn"), which is owned by the spouse of one of the general partners of SLD. The original agreement commenced on January 1, 1989, and was renewed on December 28, 1995, for a three-year period beginning on January 1, 1996. These items are rented at rates that are comparable to those charged by unaffiliated companies. Included in accounts payable in the accompanying consolidated balance sheets at December 31, 1996 and 1997, are amounts owed to Saturn of approximately $17,500 and $22,700, respectively.

         For the period June 1992 through November 1996, TCH received consulting services from two of the general partners of SLD. The cost incurred for the services was $96,000 during 1995 and 1996. The consulting contracts with the two general partners of SLD were terminated in November 1996.

         An operating subsidiary of the Company leases office space from ABA Office Corporation, Inc. and furniture from Apple Furniture Leasing, both of which are 100% owned by a senior manager of the Company. Included in the accompanying consolidated statement of operations for the period ended December 31, 1997, is $1,900 of rent expense related to the office space and $9,700 of furniture rental expense. Included in accounts payable in the accompanying consolidated balance sheet is $9,700 as of December 31, 1997, due to these companies.

         Included in due to stockholders and affiliates in the accompanying consolidated balance sheet as of December 31, 1997, is $50,000 due to ABA of Dallas for costs associated with the closing of the acquisition of ABA of Dallas; $40,000 due to American Business Partners ("ABP"), certain shareholders of the Company are principals in ABP including the Company's chairman, for consulting services performed in connection with the acquisition of ABA of Dallas; and $10,700 due to the former stockholder of Exclusive Interim Properties, Inc. who is currently a senior manager and director of the Company.

         Included in due from stockholders and affiliates in the accompanying consolidated balance sheet as of December 31, 1997, is $106,800 due from ABA of Phoenix for costs associated with the closing of the acquisition of ABA of Phoenix; $91,200 due from ABA of Dallas for costs associated with the closing of the acquisition of ABA of Dallas; and $150,000 due from the former stockholder of Exclusive Interim Properties, Inc. who is currently a senior manager and director of the Company.

8.  CAPITAL STOCK

         The Company's authorized capital stock consists of 35,000,000 shares of Common Stock, $.01 par value per share, and since April 10, 1997, 5,000,000 shares of Preferred Stock, $0.01 par value per share.

         Common Stock. On September 24, 1997, the Company completed its initial public offering of 3,007,250 common shares, of which 2,092,250 shares were issued by the Company and 915,000 shares were sold by certain stockholders of the Company at a public offering price of $9.00 per share (the "Offering"). The net proceeds to the Company (after deducting underwriting discounts and commissions and expenses incurred in connection with the Offering) of approximately $14.8 million were used to repay $1.0 million of certain indebtedness of the Founding

Companies assumed in connection with the Combination, $2.8 million (of which $1.0 million related to acquisitions) of indebtedness outstanding under the Company's revolving credit facility, $28,000 of the outstanding amount due under a loan made to the Company by the spouse of one of the Company's directors, and approximately $3.6 million for acquisitions and expenses associated with acquisitions. The remaining net proceeds were invested in short-term, interest bearing, investment grade securities at December 31, 1997, and will be used for acquisitions, working capital and general corporate purposes.

         At December 31, 1997, there were 7,789,345 shares of Common Stock outstanding. Holders of Common Stock are entitled to one vote for each share held of record on all matters to be submitted to a vote of the stockholders, and do not have cumulative voting rights. In the event of any liquidation, dissolution or winding-up of the affairs of the Company, holders of Common Stock will be entitled to share ratably in the assets of the Company remaining after payment or provision for payment of all of the Company's debts and obligations and after liquidation payments to holders of outstanding shares of Preferred Stock, if any.

         Preferred Stock. At December 31, 1997, there were no shares of Preferred Stock outstanding. Holders of Preferred Stock would have priority over the holders of Common Stock with respect to dividends, and to other distributions, including the distribution of assets upon liquidation. The Board of Directors has the authority, without stockholder authorization, to issue shares of Preferred Stock in one or more series and to fix terms, limitations, relative rights and preferences and variations as among series.

9.  STOCK OPTION PLANS

         The Company adopted the 1997 Equity Incentive Plan (the "Equity Incentive Plan") which provides for the award of incentive stock options ("ISOs"), non-qualified stock options, stock appreciation rights, performance shares, restricted stock and stock units to all directors and employees of (including directors and employees of the Founding Companies) and consultants and advisors to the Company. The number of shares authorized and reserved for issuance under the Equity Incentive Plan is 1,000,000. In general, options are granted at the market price on the date of grant, vest in equal increments over 3 years, and expire 10 years from the date of grant. During 1997, the Company granted options to purchase 498,967 shares at prices ranging from $9.00 to $11.37. As of December 31, 1997, the Company had awarded options to purchase 498,967 shares of Common Stock under the Equity Incentive Plan. Of this amount, options to purchase 300,000 shares were granted pursuant to employment agreements at a price of $9.00 per share.

         The Company has adopted the Stock Plan for Non-Employee Directors (the "Directors' Plan"). During 1997, each director who was not an employee of the Company or one of its subsidiaries and neither a holder of five percent or more of the Company's Common Stock nor a stockholder of the Company prior to the Company's initial public offering ( a "non-employee director"), and each director nominee, received options to purchase 12,500 shares of Common Stock with a per-share exercise price equal to the offering price. Thereafter, each such non-employee director will be granted, on every third anniversary of the final Prospectus (provided he or she still is a non-employee director at such time), an option to acquire an additional 7,500 shares of Common Stock, and each non-employee director initially elected following the offering also will be granted an option to purchase 7,500 shares of Common Stock having a per-share exercise price equal to the fair market value of the Common Stock on the date of such grant. The number of shares authorized and reserved for issuance under the Directors' Plan is 100,000. As of December 31, 1997, the Company had awarded options to purchase 37,500 shares of Common Stock at $9.00 per share, under the Directors' Plan.

         The Company accounts for stock options under APB Opinion No. 25, and, therefore, does not recognize employee compensation for options granted using the fair value method set forth in SFAS No. 123 "Accounting for Stock-Based Compensation." If the Company had followed SFAS No. 123 rather than APB 25, net income and earnings per share would not have been materially different than the reported amounts for 1997.

10.  RESTRICTED STOCK COMPENSATION

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

11.  EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The standard requires the presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS replaces the primary EPS calculation required under APB Opinion No. 15. Basic EPS excludes dilution and is calculated using the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The share amounts used to calculate 1997, 1996 and 1995 earnings per share amounts are as follows:

                                                              1995             1996             1997
                                                           ---------        ---------        ---------

         Basic common shares (weighted average)            1,596,350        1,596,350        5,904,484
         Dilutive stock options                                   --               --           25,764
                                                           ---------        ---------        ---------
         Dilutive common shares                            1,596,350        1,596,350        5,930,248
                                                           =========        =========        =========

         The weighted average number of common shares outstanding in 1996 and 1995 is the number of shares issued by the Company on January 2, 1997, in exchange for all the issued and outstanding capital stock of TCH.

         There are no adjustments to the reported amounts of net income for purposes of computing diluted EPS.

12.  COMMITMENTS AND CONTINGENCIES

         Employment Contracts. During the first quarter of 1997, the Company entered into three-year employment contracts with three officers requiring minimum base salaries aggregating $450,000 per year. The contracts also provide severance benefits of up to the longer of 12 months pay or the remaining contract term for two of the officers.

         Lease Commitments. The Company leases administrative offices, accommodations and furniture at several locations through August 31, 2003. Rent expense for the years ended December 31, 1997 and 1996 was $30,941,000 and $6,998,000, respectively. Minimum future rental payments on non-cancelable leases at December 31, 1997, are as follows:

                                                     OPERATING LEASES
                                                     ----------------
                 1998                                   $1,566,790
                 1999                                    1,579,845
                 2000                                      923,636
                 2001                                      541,547
                 2002                                      238,374
                 Thereafter                                255,177
                                                        ----------
                         Total                          $5,105,369
                                                        ==========

         Litigation. The Company is party to litigation in the ordinary course of business. The Company does not anticipate an unfavorable result in any such litigation or believe that an unfavorable result, if it occurred, would have a material adverse effect on its business, financial condition or results of operations.

13.      STOCKHOLDERS' EQUITY

         The 1996 stockholders' equity for TCH includes the following common stock accounts (no par value for all classes of stock):

                                                                        Outstanding
                                                                           Shares               Amount
                                                                        -----------            -------
         Temporary Corporate Housing Columbus, Inc. -
           Class A Common Stock -
             Voting Common Stock authorized - 500 shares ..............      500               $25,000
           Class B Common Stock -
             Nonvoting Common Stock authorized - 500 shares ...........       56                    --
         Temporary Corporate Housing Cleveland, Inc. -
             Voting Common Stock authorized - 500 shares ..............      500                   500
         Temporary Corporate Housing Cincinnati, Inc. -
             Voting Common Stock authorized - 500 shares ..............      500                 5,000
         Temporary Corporate Housing Pittsburgh, Inc. -
             Voting Common Stock authorized - 500 shares ..............      500                   500
                                                                           -----               -------
                                                                           2,056               $31,000
                                                                           =====               =======

         Treasury stock in the accompanying consolidated balance sheet represents 40 shares of TCH Class B Common Stock purchased for $4,185.

14.      ACCRUED EXPENSES, OTHER

         Accrued expenses, other includes the following at December 31, 1997 and 1996:

                                              1996            1997
                                            --------       ----------

         Accrued sales and use tax          $200,000       $  470,000
         Accrued maintenance                  78,000          380,000
         Accrued legal and accounting             --          125,000
         Accrued other                        64,000          498,000
                                            --------       ----------
         Total                              $342,000       $1,473,000
                                            ========       ==========

15.      SELECTED QUARTERLY DATA

         The following is a summary of unaudited quarterly results for years ended December 31, 1997 and 1996. (Amounts in thousands, except per share amounts.)

                                        Three Months Ended 1997
                           ---------------------------------------------------
                           March 31     June 30    September 30    December 31
                           --------     -------    ------------    -----------

Total revenue              $ 9,065      $12,479       $15,371        $13,835
Operating income            (1,203)       1,095         1,371            164
Net income (loss)           (1,190)         613           800            231
Earnings per share -
  Basic and dilutive       $ (0.24)     $  0.11       $  0.15        $  0.03

         Results for the first quarter of 1997 include $1.2 million of non-recurring, non-cash compensation expense relating to the accelerated vesting of restricted stock held by executive officers. The non-deductible charge reduced earnings in the first quarter and for the year ended December 31, 1997, by $0.24 and $0.20 per share, respectively.

16.      SUBSEQUENT EVENTS

         During the first quarter of 1998, the Company increased its revolving credit agreement from $10.0 million to $25.0 million. The revolving credit agreement, secured by the capital stock of the Company's operating subsidiaries, extends to March 31, 2002. Interest is payable, at the option of the borrower, at the prime rate, or 1.5% above the Eurodollar or LIBOR rates. A commitment fee is payable on the average unused credit at a rate of 0.20%. The revolving credit agreement contains certain restrictive covenants with which the Company must comply.

         Subsequent to December 31, 1997, the Company has acquired six companies. The acquisitions have been accounted for using the purchase method of accounting. The total cost of these acquisitions was approximately $14.6 million, consisting of cash and notes of $10.4 million and $4.2 million in stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $15.0 million that will be amortized over 35 years. Details regarding these acquisitions are noted below.

         On January 2, 1998, the Company acquired the assets of Home on the Road, Inc. of Charlotte, a North Carolina flexible accommodation company servicing Charlotte and surrounding cities. The purchase consideration consisted of cash and a promissory note.

         On January 2, 1998, the Company acquired all the outstanding stock of Home on the Road-Raleigh, a North Carolina flexible accommodation company servicing several markets including Raleigh, Durham, Research Triangle Park, Winston-Salem and Greensboro. The purchase consideration consisted of the issuance of approximately 75,000 shares of Common Stock.

         On January 2, 1998, the Company acquired for cash certain assets of Accommodations by Apple-Denver and Accommodations by Apple-Austin, two flexible accommodation companies servicing several markets in the Denver metropolitan area including Colorado Springs, Boulder and Fort Collins, and in the Austin, Texas metropolitan area. The purchase consideration of the two acquisitions was cash and notes.

         On February 19, 1998, the Company acquired all the issued and outstanding stock of London Life Apartments Limited, a flexible accommodation company servicing London, England. The purchase consideration of the acquisition consisted of cash and the issuance of approximately 165,000 shares of Common Stock.

         On March 2, 1998, the Company acquired all the issued and outstanding stock of Global Travel Apartments, Inc. ("GTA"), one of Canada's largest providers of flexible accommodation services. GTA services the Toronto, Montreal, Ottawa, Edmonton, Regina, Vancouver and Victoria markets. The purchase consideration of the acquisition consisted of cash and the issuance of approximately 140,000 shares of the stock of a Canadian subsidiary that is exchangeable for an equal numbers of shares of Common Stock.

                                                                     SCHEDULE II



                        BRIDGESTREET ACCOMMODATIONS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at       Provision                        Accounts       Balance
                                         Beginning       Charged to          Accounts       Written        at End
                                          of Year          Expense          Recovered         Off         of Year
                                         ----------      ----------         ---------      --------       -------
Year Ended December 31, 1997
   Allowance for Doubtful Accounts        $45,000         $121,762             $ --          $ --        $166,762

Year Ended December 31, 1996
  Allowance for Doubtful Accounts         $    --         $ 45,000             $ --          $ --        $ 45,000

Year Ended December 31, 1995
  Allowance for Doubtful Accounts         $    --         $     --             $ --          $ --        $     --

Year Ended December 31, 1994
  Allowance for Doubtful Accounts         $    --         $     --             $ --          $ --        $     --






         Note: The amounts for the periods ended on or before December 31, 1996, are the historical combined financial statements of TCH.

                                  EXHIBIT INDEX


                                                                                                 SEQUENTIAL
EXHIBIT                                           DESCRIPTION                                     PAGE NO.
-------                                           -----------                                     --------
*3.1          Certificate of Incorporation of the Company.......................................

*3.2          By-laws of the Company............................................................

*4            Form of Specimen Stock Certificate................................................

*10.1         Agreement and Plan of Merger dated as of December 30, 1996 by and among
              BridgeStreet International Inc., EIP Acquisition Corp., Exclusive Interim
              Properties, Ltd. and Melanie R. Sabelhaus.........................................

*10.2         Agreement and Plan of Merger dated as of December 30, 1996 by and among
              BridgeStreet International Inc., THEI Acquisition Corp., Temporary Housing
              Experts, Inc., Connie F. O'Briant and Thomas W. O'Briant..........................

*10.3         Agreement and Plan of Merger dated as of December 30, 1996 by and among
              BridgeStreet International Inc., TCHI Acquisition Corp., Temporary
              Corporate Housing Columbus, Inc., Temporary Corporate Housing
              Cleveland, Inc., Temporary Corporate Housing Cincinnati, Inc., Temporary
              Corporate Housing Pittsburgh, Inc., SLD Partnership, Lynda Clutchey, David
              Clutchey III, Beth Holzer and David Holzer........................................

*10.4         Agreement and Plan of Merger dated as of December 30, 1996 by and among
              BridgeStreet International Inc., CL Acquisition Corp., Corporate Lodgings,
              Inc., Corporate Lodgings of Kentucky, Inc., Corporate Lodgings of
              Minnesota, Inc., Corporate Lodgings of Pennsylvania, Inc., Corporate
              Lodgings of Wisconsin, Inc. and Rocco A. DiLillo..................................

*10.5         Agreement and Plan of Merger dated as of March 31, 1997 by and among
              BridgeStreet International Inc., HAI Acquisition Corp., Home Again, Inc.,
              Home Again Amenities, Inc., Home Again Corporate Housing, Inc. and
              Sandra A. Brown...................................................................

10.6          Purchase Agreement dated February 19, 1998 among BridgeStreet
              Accommodations, Inc. and London Life Apartments Limited (Incorporated by
              reference to the Company's Current Report on Form 8-K dated March 4,
              1998).............................................................................

*10.7         1997 Equity Incentive Plan........................................................

*10.8         Stock Plan for Non-Employee Directors.............................................

*10.9         Employment Agreement dated December 30, 1996, between CL Acquisition
              Corp. and Rocco A. DiLillo........................................................

*10.10        Employment Agreement dated December 30, 1996, between EIP Acquisition
              Corp. and Melanie R. Sabelhaus....................................................

*10.11        Employment Agreement dated December 30, 1996 between THEI Acquisition
              Corp. and Connie F. O'Briant......................................................

                                                                                                 SEQUENTIAL
EXHIBIT                                           DESCRIPTION                                     PAGE NO.
-------                                           -----------                                     --------

*10.12        Employment Agreement dated December 30, 1996, between TCHI
              Acquisition Corp. and Lynda Clutchey..............................................

*10.13        Employment Agreement dated as of January 2, 1997, between BridgeStreet
              International Inc. and Mark D. Gagne..............................................

*10.14        Employment Agreement dated as of March 31, 1997, between BridgeStreet
              International Inc. and William N. Hulett, III.....................................

*10.15        Revolving Credit Agreement dated as of March 31, 1997 between
              BridgeStreet International Inc., as Borrower, and Fleet National Bank and the
              Other Lending Institutions listed on Schedule 1 thereto and Fleet National
              Bank as Agent.....................................................................

*10.16        Revolving Credit Note for the principal balance of $10,000,000, dated
              March 31, 1997....................................................................

*10.17        Rental Agreement between Saturn Enterprises Inc. and Temporary Corporate
              Housing Inc. dated December 28, 1995..............................................

*10.18        Exclusive Lease Agreement between Integrity Furniture, Inc. and Temporary
              Corporate Housing Pittsburgh, Inc. dated September 12, 1995.......................

10.19         Stock Purchase Agreement dated as of March 2, 1998 by and among
              BridgeStreet Accommodations, Inc., BridgeStreet Canada, Inc., Global
              Hospitality, Inc., Thomas Vincent and the Vincent Family Trust
              (Incorporated by reference to the Company's Current Report on Form 8-K dated March 17, 1998).............................................................

+10.20        Amendment Nos. 1 and 2 to Revolving Credit Agreement..............................

+21           Subsidiaries of the Registrant....................................................

+23           Consent of Arthur Andersen LLP....................................................

+27           Financial Data Schedule...........................................................

----------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26647).
+    Filed herewith.