Form 10-Q
period 1998-03-31
BRIDGESTREET ACCOMMODATIONS INC
filed 1998-05-15
CIK 1038078

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                    DELAWARE
                ------------------------------------------------
                        (State or other jurisdiction of
                         incorporation or organization)
                                   04-3327773
                ------------------------------------------------
                      (I.R.S. Employer Identification No.)

                        30670 BAINBRIDGE ROAD, SOLON, OH
                ------------------------------------------------
                    (Address of principal executive offices)

                                     44139
                ------------------------------------------------
                                   (Zip code)

                                 (440)248-3005
                ------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of May 12, 1998, there were 7,753,485 Common Shares, without par value, of the registrant outstanding.

                       BRIDGESTREET ACCOMMODATIONS, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                                                        PAGE
                                                                        -----
                       PART I.   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS
          Consolidated Balance Sheets:
          March 31, 1998 (unaudited) and December 31, 1997............  3

          Consolidated Statements of Operations:
          Three Months Ended March 31, 1998 and 1997 (unaudited)......  4

          Consolidated Statements of Cash Flows:
          Three Months Ended March 31, 1998 and 1997 (unaudited)......  5-6

          Notes to the Consolidated Financial Statements
          (unaudited).................................................  7-10

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............  11-15

                        PART II.   OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS...........................................  16
ITEM 2    CHANGES IN SECURITIES.......................................  16
ITEM 3    DEFAULTS UPON SENIOR SECURITIES.............................  16
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  16
ITEM 5    OTHER INFORMATION...........................................  16
ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K............................  16

          SIGNATURES..................................................  17

                        PART I.   FINANCIAL INFORMATION

                       BRIDGESTREET ACCOMMODATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,     MARCH 31,
                                                                  1997           1998
                                                              ------------    -----------
                                                                              (UNAUDITED)
          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 8,922,215     $   900,985
  Trade accounts receivable, less allowance for doubtful
     accounts of $167,000 in 1997 and 1998..................    2,217,930       4,952,307
  Security deposits held by landlords.......................      264,541         360,457
  Deferred income taxes.....................................      524,156         524,156
  Prepaid rent..............................................      817,769       1,471,084
  Other current assets......................................      709,254       1,637,734
     Total current assets...................................   13,455,865       9,846,723
Operating stock, net of accumulated amortization............    1,682,579       2,017,637
Property and equipment, net of accumulated depreciation.....    2,535,094       3,195,782
Other assets................................................      208,930         111,139
Due from stockholders/affiliates............................      348,000          57,893
Goodwill, net of amortization...............................   24,332,484      39,408,549
                                                              -----------     -----------
          TOTAL ASSETS......................................  $42,562,952     $54,637,723
                                                              ===========     ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $    20,121     $   107,775
  Due to stockholders and affiliates........................      100,835         649,923
  Accounts payable..........................................    1,027,307       2,058,373
  Accrued payroll and employee benefits.....................      511,963         518,889
  Accrued expenses, other...................................    1,473,486       2,952,067
  Deferred revenue..........................................      690,509         763,860
  Security deposits due to customers........................      459,251         780,880
       Total current liabilities............................    4,283,472       7,831,767
Long-term debt, net of current maturities...................       25,803       4,255,858
Deferred income taxes.......................................      675,480         675,480
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; authorized 5,000,000
     shares; no shares issued or outstanding................           --              --
  Common stock, $0.01 par value; authorized 35,000,000
     shares; 7,789,345 and 8,169,659 shares issued and
     outstanding in 1997 and 1998, respectively.............       77,893          81,696
  Additional paid in capital................................   35,889,414      40,122,516
  Retained earnings.........................................    1,610,890       1,680,493
  Translation adjustment....................................           --         (10,087)
                                                              -----------     -----------
       TOTAL STOCKHOLDERS' EQUITY...........................   37,578,197      41,874,618
                                                              -----------     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $42,562,952     $54,637,723
                                                              ===========     ===========

See accompanying notes to consolidated financial statements.

                       BRIDGESTREET ACCOMMODATIONS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31
                                                              ----------------------------
                                                                  1997            1998
                                                              ------------    ------------
REVENUES....................................................  $ 9,064,902     $19,483,811
Operating Expenses:
  Cost of services..........................................    7,000,807      15,063,134
  Selling, general and administrative expense...............    1,950,362       4,192,373
  Officers' stock compensation..............................    1,210,261              --
  Goodwill amortization.....................................      106,685         206,772
                                                              -----------     -----------
     Total operating expenses...............................   10,268,115      19,462,279
                                                              -----------     -----------
       Operating income.....................................   (1,203,213)         21,532
OTHER INCOME (EXPENSE):
  Interest income...........................................        9,356          34,251
  Interest expense..........................................      (33,604)        (18,074)
  Other income, net.........................................       55,911          88,842
                                                              -----------     -----------
     Other income, net......................................       31,663         105,019
                                                              -----------     -----------
     Income before provision for income taxes...............   (1,171,550)        126,551
  Provision for income taxes................................       18,020          56,948
                                                              -----------     -----------
  Net income................................................  $(1,189,570)    $    69,603
                                                              -----------     -----------
  Comprehensive Income......................................  $(1,189,570)    $    59,516
                                                              -----------     -----------
  Net income per share-basic and dilutive...................  $     (0.24)    $      0.01
                                                              -----------     -----------
  Weighted average shares outstanding-basic.................    5,000,000       7,981,166
  Weighted average shares outstanding-dilutive..............    5,000,000       8,037,932

See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                            MARCH 31, 1997        MARCH 31, 1998
                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................     $(1,189,570)          $     69,603
  Adjustments to reconcile net income to net cash
     provided by operating activities-
     Officers' stock compensation.......................       1,210,261                     --
     Exercise of stock options..........................              --                    749
     Depreciation and amortization......................         216,253                448,733
     Translation adjustment.............................              --                (10,087)
     Changes in operating assets and liabilities
       excluding the effect of acquisitions-
       Accounts receivable..............................        (918,511)            (2,411,592)
       Security deposits held by landlords..............           9,438                 30,902
       Prepaid expenses and other assets................        (266,406)              (373,695)
       Accounts payable and accrued expenses............         722,007                269,851
       Accrued income taxes.............................         (58,762)                    --
       Deferred income taxes............................        (124,708)                    --
       Security deposits due to customers...............          40,969               (190,569)
       Deferred revenue.................................         212,361                 73,351
                                                             -----------           ------------
          Net cash used in operating activities.........        (146,668)            (2,092,754)
                                                             -----------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments in short-term marketable
     securities.........................................         (87,499)
  Acquisitions, net of cash acquired....................         344,419            (10,229,034)
  Proceeds from sale of assets..........................              --                     --
  Purchases of operating stock..........................         (69,182)              (421,151)
  Purchases of property and equipment...................        (122,276)              (557,515)
                                                             -----------           ------------
          Net cash (used in) provided by investing
            activities..................................          65,462            (11,207,700)
                                                             -----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capitalization of offering costs......................        (105,742)                    --
  Addition of long-term debt............................         392,526              4,197,253
  Due to stockholders/affiliates........................          63,903                549,088
  Collection on notes receivable........................          10,386                532,883
                                                             -----------           ------------
          Net cash provided by financing activities.....         361,073              5,279,224
                                                             -----------           ------------
          Net increase(decrease) in cash and cash
            equivalents.................................         279,867             (8,021,230)
Cash and cash equivalents, beginning of period..........         597,939              8,922,215
                                                             -----------           ------------
Cash and cash equivalents, end of period................     $   877,806           $    900,985
                                                             -----------           ------------

                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                            MARCH 31, 1997        MARCH 31, 1998
                                                          ------------------    ------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
          Cash paid for interest........................     $    25,960           $     23,919
          Cash paid for income taxes....................     $   198,401           $    907,500
NON-CASH TRANSACTION:
  During the first quarter of 1997, the Company
     exchanged 4,301,000 shares of Common Stock of the
     Company for all of the outstanding stock of the
     five Founding Companies.

  In the first quarter of 1998, the Company issued approximately 379,000 shares of Common Stock of the Company or securities convertible into Common Stock of the Company as consideration in three acquisitions.

See accompanying notes to consolidated financial statements.

                       BRIDGESTREET ACCOMMODATIONS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

     BridgeStreet Accommodations, Inc. ("BridgeStreet" or the "Company") was incorporated on August 19, 1996, to create a leading national provider of flexible accommodation services through the acquisition and consolidation of the operations of flexible accommodation service companies. During the first quarter of 1997, the Company acquired all the outstanding stock of five flexible accommodation service providers (the Founding Companies), in exchange for 4,301,000 shares of Common Stock of the Company (the "Combination"). The Company conducted no operations prior to January 2, 1997, except in connection with its initial public offering and the Combination. For financial reporting purposes, the largest founding company, Temporary Corporate Housing Columbus, Inc. ("TCH") was designated as the accounting acquirer, and its acquisition of the remaining four Founding Companies was accounted for using the purchase method of accounting.

     The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of TCH, Corporate Lodgings, Inc. and its four affiliates, Exclusive Interim Properties, Ltd. and its affiliate, and Temporary Housing Experts, Inc. all of which were merged with and into subsidiaries of the Company on January 2, 1997, as well as the accounts of the following wholly-owned operating subsidiaries from the indicated dates on which they acquired (by merger with or purchase of substantially all of the assets of) flexible accommodation service providers: HAI Acquisition Corp. (March 31, 1997); BridgeStreet Texas, L.P. (December 1, 1997); BridgeStreet Arizona, Inc. (December 1, 1997); BridgeStreet North Carolina, Inc. (January 2,
1998); BridgeStreet Raleigh, Inc. (January 2, 1998); BridgeStreet Texas, L.P. (Austin, January 2, 1998); BridgeStreet Colorado, Inc. (January 2, 1998); BridgeStreet Accommodations Limited (February 19, 1998); and BridgeStreet Canada, Inc. (March 2, 1998). All intercompany accounts and transactions have been eliminated.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1998 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997 have been included.

     Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     Certain items in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

2.  ACQUISITIONS

     As discussed in Note 1, in the first quarter of 1997, the Company merged with the five Founding Companies in stock-for-stock tax-free mergers. The mergers have been accounted for using the purchase method of accounting with TCH designated as the accounting acquirer and the other operating companies designated as "acquired companies." The results of operations of the "acquired companies" have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price and allocation of the purchase price of the four "acquired companies," including the value of stock issued to the founders of BridgeStreet as a transaction fee, was approximately $17.7 million based on an independent appraisal of the net assets acquired. The aggregate cost of the acquisitions exceeded the estimated fair value of assets and liabilities of the acquired companies by $17.5 million which is being amortized as goodwill over 35 years.

     Between April 1 and December 31, 1997, the Company made three additional acquisitions during 1997. The acquisitions have been accounted for using the purchase method of accounting. The aggregate cost of these acquisitions was $6.75 million, consisting of $4.4 million of cash and $2.35 million of stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $7.25 million that is being amortized over 35 years. The results of operations of these acquisitions have been included in the accompanying consolidated financial statements from the date of acquisition. Details of these acquisitions are noted below.

     On June 30, 1997, the Company acquired for cash certain assets of Corporate Housing Services, Inc., a flexible accommodation company servicing the Memphis, Tennessee metropolitan area. Pro forma data is not presented as the acquisition was not material to the Company's results of operations.

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

     In the first quarter of 1998, the Company acquired six companies. The acquisitions have been accounted for using the purchase method of accounting. The total cost of these acquisitions was approximately $14.6 million, consisting of cash and notes of $10.4 million and $4.2 million in stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $15.0 million that will be amortized over 35 years. The results of operations of these acquisitions have been included in the accompanying consolidated financial statements from the date of acquisition. Details regarding these acquisitions are noted below.

     On January 2, 1998, the Company acquired certain assets of Home on the Road, Inc. of Charlotte, a North Carolina flexible accommodation company servicing Charlotte and surrounding cities. The purchase consideration consisted of cash and a promissory note.

     On January 2, 1998, the Company acquired all the outstanding stock of Home on the Road-Raleigh, a North Carolina flexible accommodation company servicing several markets including Raleigh, Durham, Research Triangle Park, Winston-Salem and Greensboro. The purchase consideration consisted of the issuance of approximately 75,000 shares of common stock.

     On January 2, 1998, the Company acquired for cash certain assets of Accommodations by Apple-Denver and Accommodations by Apple-Austin, flexible accommodation companies servicing several markets in the Denver metropolitan area including Colorado Springs, Boulder and Fort Collins, and in the Austin, Texas, metropolitan area. The purchase consideration of the two acquisitions was cash and notes. Pro forma data is not presented as these acquisitions were not material to the Company's results of operations.

     On February 19, 1998, the Company acquired all the issued and outstanding stock of London Life Apartments, Limited ("London Life"), a flexible accommodation company servicing London, U.K. The purchase consideration consisted of cash and the issuance of approximately 165,000 shares of common stock.

     On March 2, 1998, the Company acquired all the issued and outstanding stock of Global Travel Apartments, Inc. ("GTA"), one of Canada's largest providers of flexible accommodations services. GTA services the Toronto, Montreal, Ottawa, Edmonton, Regina, Vancouver and Victoria markets. The purchase consideration consisted of cash and the issuance of approximately 139,000 shares of the stock of a Canadian subsidiary that is exchangeable for an equal number of shares of common stock of the Company.

     The following table presents unaudited selected financial information for the Company, the five Founding Companies, and the acquisitions of ABA of Dallas and ABA of Phoenix, Home on the Road, Inc. of Charlotte,

Home on the Road-Raleigh, London Life and GTA on a pro forma basis, assuming the companies had been combined and the initial public offering had occurred as of the beginning of 1997.

                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                            MARCH 31, 1997        MARCH 31, 1998
                                                          ------------------    ------------------
Revenues................................................      17,730,000            21,618,000
Net income (Loss).......................................      (1,139,000)              112,000
Net income per share-basic and dilutive.................     $     (0.14)          $      0.01

     The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made at the beginning of 1997.

3.  REVOLVING CREDIT AGREEMENT

     During the first quarter of 1998, the Company increased its revolving credit agreement from $10.0 million to $25.0 million. The revolving credit agreement, secured by the capital stock of the Company's operating subsidiaries, extends to March 31, 2002. Interest is payable at the option of the borrower at the prime rate, or 1.5% above the Eurodollar or LIBOR rates. A commitment fee is payable on the average unused credit at a rate of 0.2%. The revolving credit agreement contains certain restrictive covenants with which the Company must comply. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness and (iii) requires the Company to comply with certain financial covenants. The Company had no amounts outstanding under the facility at December 31, 1997, and $4.0 million outstanding at March 31, 1998. All debt covenants were met as of December 31, 1997 and March 31, 1998.

4.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The standard requires the presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS replaces the primary EPS calculation required under APB Opinion No. 15. Basic EPS excludes dilution and is calculated using the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The share amounts used to calculate earnings per share for the three months ended March 31, 1997 and 1998 are as follows:

                                                                1997         1998
                                                              ---------    ---------
Basic common shares (weighted average)......................  5,000,000    7,981,166
Dilutive stock options......................................         --       56,766
                                                              ---------    ---------
Dilutive common shares......................................  5,000,000    8,037,932
                                                              =========    =========

     There are no adjustments to the reported amounts of net income for purposes of computing diluted EPS.

5.  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in stockholders' equity from nonowner sources and, for the Company, includes net income and changes in the foreign currency translation.

6.  ACCOUNTING STANDARDS NOT YET ADOPTED

     In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for the Company as of January 1, 1999. This SOP requires capitalization of the development costs of software to be used internally, i.e., for accounting, property management and administrative processes. The Company, which currently expenses such costs, plans to adopt this SOP as of January 1, 1999. The effect of adopting this SOP has not been determined.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income. The effect of adopting this SOP has not been determined.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     BridgeStreet Accommodations, Inc. ("BridgeStreet" or the "Company") was incorporated in August 1996 with the goal of becoming a leading national provider of flexible accommodation services. The Company plans to achieve this goal by implementing an aggressive acquisition program and a national operating strategy designed to increase internal revenue growth, cost efficiencies and profitability. In the first quarter of 1997, BridgeStreet acquired, by merger, five flexible accommodation service providers (the "Founding Companies"). During the second quarter, the Company acquired the assets of another flexible accommodation service company; in the fourth quarter, two additional providers were acquired, and in the first quarter of 1998, six additional providers were acquired.

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

     As discussed in Note 1 to the financial statements, in the first quarter of 1997, the Company merged with five Founding Companies in stock for stock tax-free mergers. For financial reporting purposes, Temporary Corporate Housing Columbus, Inc. (together with its three affiliates, "TCH") is presented as the accounting acquirer of the other Founding Companies, which have been designated "acquired companies." The mergers have been accounted for using the purchase method of accounting. The results of operations of the "acquired companies" have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price and allocation of the purchase price of the four "acquired companies," including the value of stock issued to the founders of BridgeStreet as a transaction fee, was approximately $17.7 million based on an independent appraisal of the net assets acquired. The aggregate cost of the acquisitions exceeded the estimated fair value of assets and liabilities of the acquired companies by $17.5 million which is being amortized as goodwill over 35 years.

     BridgeStreet currently is in the process of integrating certain operational, sales and administrative functions of the Founding Companies and other companies acquired to date. This integration process presents opportunities to (i) enhance revenues through geographic cross-sales synergies and (ii) reduce costs through, among other things, the elimination of duplicative functions and the economies of scales that may be generated through volume purchasing. However, integration necessitates additional costs and expenditures related to corporate management and administration, public company operations, systems integration and facilities expansion. As a result of these possible cost savings and various additional costs, historical operating results may not be comparable to, or indicative of, future performance. There can be no assurance that the Company's integration efforts will be successful.

RESULTS OF OPERATIONS -- BRIDGESTREET INTERIM RESULTS

  Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

     BridgeStreet's Consolidated Statements of Operations for the three months ended March 31, 1997 include the unaudited accounts of TCH Corporate Lodgings, Inc. (together with four affiliates, "CLI"), Exclusive Interim Properties, Ltd. (together with an affiliate, "EIP") and Temporary Housing Experts, Inc. ("THEI"), all of which were acquired on January 2, 1997. The operating results for the three months ended March 31, 1998 also include the unaudited accounts of the following wholly-owned operating subsidiaries from the indicated dates on which they were acquired (by merger with or purchase of substantially all of the assets of) flexible accommodation service providers: HAI Acquisition Corp. ("HA") (March 31, 1997); BridgeStreet Texas L.P. (December 1, 1997); BridgeStreet Arizona, Inc. (December 1, 1997); BridgeStreet North Carolina, Inc. (January 2, 1998); BridgeStreet-Raleigh, Inc. (January 2, 1998); BridgeStreet Colorado, Inc. (January 2, 1998); BridgeStreet Texas L.P. (Austin, January 2, 1998); BridgeStreet Accommodation Limited (February 19, 1998); and BridgeStreet Canada, Inc. (March 2, 1998).

     The Company's Consolidated Balance Sheet as of December 31, 1997, reflects the accounts of TCH, CLI, EIP, THEI, HA, BridgeStreet Texas L.P. and BridgeStreet Arizona, Inc. The Company's Consolidated Balance Sheet as of March 31, 1998, also includes the accounts of BridgeStreet North Carolina, Inc., BridgeStreet Raleigh, Inc., BridgeStreet Colorado, Inc., BridgeStreet Texas L.P. (Austin, Texas), BridgeStreet Accommodations Limited and BridgeStreet Canada, Inc.

     Revenues. Revenues for the three months ended March 31, 1998 increased $10.4 million, or 115%, from $9.1 million in 1997 to $19.5 million for the three months ended March 31, 1998. The increase in revenues primarily was the result of an increase in the number of accommodations rented during the period due to the acquisition of the flexible accommodation service providers and growth in existing markets.

     Cost of Services. Cost of services for the three months ended March 31, 1998 increased $8.1 million, or 115%, from $7.0 million in 1997 to $15.1 million in 1998. Cost of services as a percentage of revenues for the three months ended March 31 increased from 77.2% in 1997 to 77.3% in 1998. The dollar increase in cost of services was primarily related to the acquisition of the flexible accommodation service providers.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 1998 increased $2.2 million, or 115%, from $2.0 million in 1997 to $4.2 million in 1998. Selling, general and administrative expense as a percentage of revenues for the three months ended March 31 was 21.5% in both 1997 and 1998. The dollar increase in selling, general and administrative expense primarily was a result of the acquisition of the flexible accommodation service providers. The Statement of Operations for the three months ended March 31, 1997 includes $1.2 million of non-recurring, non-cash compensation expense relating to the accelerated vesting of restricted stock held by executive officers. The compensation charge represents the difference between the value of stock issued to officers and the amount paid.

     Income Tax Provision. For the three months ended March 31, 1998, the Company recorded a tax provision of $57,000 on a pre-tax income of $127,000, compared to a tax provision of $18,000 on a pre-tax loss of $(1,172,000) for the three months ended March 31, 1997. The tax provision is based on the Company's estimated consolidated effective tax rate for the 1998 fiscal year after considering nondeductible goodwill expense.

LIQUIDITY AND CAPITAL RESOURCES -- BRIDGESTREET

     For the three months ended March 31, 1998, net cash used in operating activities totaled $2.1 million. Net cash used in investing activities was $11.2 million, primarily for acquisitions (as described below) and the purchase of operating stock and equipment required in the Company's business. Net cash provided by financing activities was $5.3 million, primarily due to borrowings against the revolving line of credit. Cash and cash equivalents decreased by $8.0 million during the period and totaled $0.9 million at March 31, 1998.

     In September 1997, the Company completed its initial public offering of 3,007,250 common shares, of which 2,092,250 shares were issued by the Company and 915,000 shares were sold by certain stockholders of the Company at a public offering price of $9.00 per share (the "Offering"). The net proceeds to the Company (after deducting underwriting discounts and commissions and expenses incurred in connection with the Offering) of approximately $14.8 million were used to repay $1.0 million of certain indebtedness of the Founding Companies assumed in connection with the Combination, $2.8 million (of which $1.0 million related to acquisitions) of indebtedness outstanding under the Company's revolving credit facility, $28,000 of the outstanding amount due under a loan made to the Company by the spouse of one of the Company's directors, and approximately $3.6 million for acquisitions and expenses associated with acquisitions. The remaining net proceeds were invested in short-term, interest bearing, investment grade securities at December 31, 1997, and subsequently were used for acquisitions.

     The Company has a revolving credit facility that provides the Company with up to $25.0 million, secured by guarantees by certain material subsidiaries of the Company and a pledge of the capital stock of all of the Company's wholly-owned operating subsidiaries. The credit facility may be used for refinancing of the Company's subsidiaries' indebtedness, acquisitions and working capital. Loans made under the credit facility bear interest, at the Company's option, at the bank's prime lending rate, or 1.5% above the Eurodollar or LIBOR rates. The credit facility will terminate on March 31, 2002, or sooner at the discretion of the Company, and all amounts outstanding thereunder (if any) will be due upon such termination. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness and (iii) requires the Company to comply with certain financial covenants. The Company had $0 and $4.2 million under the facility at December 31, 1997 and March 31, 1998, respectively.

     On March 31, 1997, the Company acquired Home Again, Inc. and two affiliates ("Home Again") in a stock-for-stock merger and issued 475,000 shares of Common Stock as merger consideration. The acquisition has been accounted for using the purchase method of accounting. The Company has recorded approximately $2.3 million of goodwill related to the transaction that will be amortized over a period of 35 years. Home Again had combined revenues of approximately $1.2 million for the three months ended March 31, 1997.

     Between April 1 and December 31, 1997, the Company made three additional acquisitions during 1997. The acquisitions have been accounted for using the purchase method of accounting. The aggregate cost of these acquisitions was $6.75 million, consisting of $4.4 million of cash and $2.35 million of stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $7.25 million that will be amortized over 35 years. Details of these acquisitions are noted below.

     On June 30, 1997, the Company acquired for cash all the assets of Corporate Housing Services ("CHS"), a provider of flexible accommodation services in the Memphis, Tennessee metropolitan area. The cost of the acquisition was funded through borrowings from the Company's revolving line of credit. CHS's assets and operations were merged into BridgeStreet's Memphis subsidiary, Temporary Housing Experts, Inc.

     On December 1, 1997, the Company acquired certain assets of Accommodations by Apple, Inc. ("ABA of Dallas"), a Texas flexible accommodation company servicing Dallas and surrounding cities. The purchase consideration included cash, funded from the proceeds of the Company's IPO, and the issuance of 151,000 shares of common stock.

     On December 1, 1997, the Company acquired certain assets of Accommodations by Apple, Inc. ("ABA of Phoenix"), an Arizona flexible accommodation company servicing several markets including Phoenix, Tucson and Scottsdale. The purchase consideration included cash, funded from the proceeds of the Company's IPO, and the issuance of 71,000 shares of common stock.

     Subsequent to December 31, 1997, the Company has acquired six companies. The acquisitions have been accounted for using the purchase method of accounting. The total aggregate cost of these acquisitions was approximately $14.6 million, consisting of cash and notes of $10.4 million and $4.2 million in common stock or securities exchangeable for common stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $15.0 million that will be amortized over 35 years. Details regarding these acquisitions are noted below.

     On January 2, 1998, the Company acquired all the assets of Home on the Road, Inc. of Charlotte, a North Carolina flexible accommodation company servicing Charlotte and surrounding cities. The purchase consideration consisted of cash, funded from the proceeds of the Company's IPO, and a promissory note. Home on the Road, Inc. had revenues of $2.2 million in 1997.

     On January 2, 1998, the Company acquired all the outstanding stock of Home on the Road-Raleigh, a North Carolina flexible accommodation company servicing several markets including Raleigh, Durham, Research Triangle Park, Winston-Salem and Greensboro. The purchase consideration of the acquisition was the issuance of 75,000 shares of common stock. Home on the Road-Raleigh had revenues of $1.3 million in 1997.

     On January 2, 1998, the Company acquired for cash certain assets of Accommodations by Apple-Denver and Accommodations by Apple-Austin, two flexible accommodation companies servicing several markets in the

Denver metropolitan area including Colorado Springs, Boulder and Fort Collins, and in Austin, Texas, and surrounding cities. The purchase consideration of the two acquisitions was cash, funded from the proceeds of the Company's IPO, and notes. The acquisitions had revenues of approximately $2.6 million in 1997.

     On February 19, 1998, the Company acquired all the issued and outstanding stock of London Life Apartments, Inc. ("London Life"), a flexible accommodation company servicing London, U.K. The purchase consideration consisted of cash and the issuance of approximately 165,000 shares of common stock. London Life had revenues of approximately $10.0 million in 1997.

     On March 2, 1998, the Company acquired all the issued and outstanding stock of Global Travel Apartments, Inc. ("GTA"), one of Canada's largest providers of flexible accommodation services. GTA services the Toronto, Montreal, Ottawa, Edmonton, Regina, Vancouver and Victoria markets. The purchase consideration consisted of cash and the issuance of approximately 139,000 shares of the stock of a Canadian subsidiary that is exchangeable for an equal number of shares of common stock of the Company. GTA had revenues of approximately $7.7 million for the eleven months ended January 31, 1998.

     The Company will continue to pursue growth through the acquisition of flexible accommodation service providers. The Company's primary sources of funding to date have been cash flow from operations, proceeds from the IPO and its revolving credit facility. The Company anticipates that cash flow from operations and funds from its revolving credit facility will be its principal future sources of funding. The Company's principal future uses of cash, in addition to cash used in operating activities, include funding of acquisitions and investment in the Company's management information systems. The Company does not plan to make any material capital expenditures for leasehold improvements. Capital expenditure requirements in 1998 are anticipated to be approximately $2.3 million. During the first quarter, the Company had capital expenditures of $1.0 million. While there can be no assurance, management believes that cash flow from operations and funds from the revolving credit facility will be adequate to meet the Company's capital requirements for the next 12 months, depending on the size and methods of financing potential acquisitions.

INFLATION

     Due to the relatively low levels of inflation experienced in 1997 and 1998, inflation did not have a significant affect on the results of the Company during these periods.

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

MANAGEMENT INFORMATION SYSTEMS

     The Company was formed in August 1996, and during the first quarter of 1997, acquired five companies. Subsequent to the first quarter, the Company acquired three additional companies in 1997, and through March 3, 1998, acquired six additional companies. The acquired companies each have their own unique operating systems. As a result of these acquisitions, the Company has undertaken a complete review of its computer software programs and operating systems. The Company plans to replace all current accounting and property management systems with a single integrated system. Year 2000 compliance is a requirement for all new systems the Company will acquire or internally develop. The total cost to replace existing software, hardware and the cost of implementation is estimated to be $2.5 million, which will be capitalized as incurred. New system implementation is expected to be complete by July 1, 1999.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS: None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS:

     In its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and its Annual Report on Form 10-K for the year ended December 31, 1997, the Company reported on the use of proceeds from the sale of 2,092,250 shares of Common Stock, registered on its Registration Statement on Form S-1 (File No. 333-26647), which was declared effective on September 24, 1997, in connection with the Company's initial public offering. In addition to the net proceeds from the offering used through December 31, 1997 that have been previously reported, the Company used the remaining $7.3 million of such proceeds for acquisitions during the quarter ended March 31, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5.  OTHER INFORMATION: None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

  (a)  Exhibits
      27 Financial Data Schedule

  (b) Reports on Form 8-K: The Company filed the following reports on Form 8-K for the three months ended March 31, 1998.
      - March 4, 1998 -- Acquisition of London Life Apartments Limited
      - March 17, 1998 -- Acquisition of Global Travel Apartments, Inc.
      - May 4, 1998 -- Amendment to Form 8-K -- Acquisition of London Life Apartments, Limited
      - May 14, 1998 -- Amendment to Form 8-K -- Acquisition of Global Travel Apartments, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           BRIDGESTREET ACCOMMODATIONS, INC.

Date: May 14, 1998                                         By: /s/ WILLIAM N. HULETT, III
                                                           --------------------------------------------------------
                                                           William N. Hulett
                                                           President and Chief Executive Officer

Date: May 14, 1998                                         By: /s/ MARK D. GAGNE, CPA
                                                           --------------------------------------------------------
                                                           Mark D. Gagne, CPA
                                                           Chief Financial Officer