Form 10-Q/A
period 1998-03-31
BRIDGESTREET ACCOMMODATIONS INC
filed 1998-05-15
CIK 1038078

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                                         BRIDGESTREET ACCOMMODATIONS, INC.

Date: May 15, 1998                                       By: /s/ WILLIAM N. HULETT, III
                                                         --------------------------------------------------------
                                                         William N. Hulett
                                                         President and Chief Executive Officer

Date: May 15, 1998                                       By: /s/ MARK D. GAGNE, CPA
                                                         --------------------------------------------------------
                                                         Mark D. Gagne, CPA
                                                         Chief Financial Officer