Form 10-Q
period 1998-06-30
BRIDGESTREET ACCOMMODATIONS INC
filed 1998-08-10
CIK 1038078

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


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

                                Yes  X   No
                                    ---     ---

As of August 7, 1998, there were 7,975,765 Common Shares, without par value, of the registrant outstanding.

                        BRIDGESTREET ACCOMMODATIONS, INC.
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                                                                                                   PAGE

                                               PART I. FINANCIAL INFORMATION


ITEM 1         FINANCIAL STATEMENTS

               Consolidated Balance Sheets:
                    June 30, 1998 (unaudited) and December 31, 1997.............................                     3

               Consolidated Statements of Operations:
                    Three and Six Months Ended June 30, 1998 (unaudited) and 1997 (unaudited)...                     4

               Consolidated Statements of Cash Flows:
                    Three and Six Months Ended June 30, 1998 (unaudited) and 1997 (unaudited)...                     5-6

               Notes to the Consolidated Financial Statements (unaudited) ......................                     7-10

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...................................                     11-16


                                                PART II. OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS................................................................                     17

ITEM 2         CHANGES IN SECURITIES............................................................                     17

ITEM 3         DEFAULTS UPON SENIOR SECURITIES..................................................                     17

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................                     17

ITEM 5         OTHER INFORMATION................................................................                     17

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K................................................                     18

               SIGNATURES.......................................................................                     19

                        BRIDGESTREET ACCOMMODATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,      June 30,
                                                                                  1997            1998
                                                                              ------------      --------
                                                                                               (Unaudited)

                              ASSETS
Current Assets:
  Cash and cash equivalents                                                  $  8,922,215   $  1,489,466
  Trade accounts receivable, less allowance for doubtful
      accounts of $167,000 and $200,000 in 1997 and 1998, respectively          2,217,930      7,032,343
  Security deposits held by landlords                                             264,541        421,341
  Deferred income taxes                                                           524,156        524,156
  Prepaid rent                                                                    817,769      2,250,312
  Other current assets                                                            709,254      3,814,013
                                                                             ------------   ------------
         Total current assets                                                  13,455,865     15,531,631
Operating stock, net of accumulated amortization                                1,682,579      2,241,354
Property and equipment, net of accumulated depreciation                         2,535,094      3,656,403
Other assets                                                                      208,930         88,699
Due from stockholders/affiliates                                                  348,000           --
Goodwill, net of amortization                                                  24,332,484     40,973,060
                                                                             ------------   ------------
         Total assets                                                        $ 42,562,952   $ 62,491,147
                                                                             ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                       $     20,121   $    794,236
  Due to stockholders and affiliates                                              100,835        621,034
  Accounts payable                                                              1,027,307      1,586,026
  Accrued payroll and employee benefits                                           511,963      1,087,899
  Accrued expenses, other                                                       1,473,486      5,350,731
  Deferred revenue                                                                690,509      1,346,374
  Security deposits due to customers                                              459,251        724,720
                                                                             ------------   ------------
         Total current liabilities                                              4,283,472     11,511,020
Long-term debt, net of current maturities                                          25,803      7,901,715
Deferred income taxes                                                             675,480      1,462,849
Stockholders' Equity:
    Preferred stock, $0.01 par value; authorized 5,000,000 shares;
                      no shares issued or outstanding                                --             --
    Common stock, $0.01 par value; authorized 35,000,000 shares;
                       7,789,345 and 8,169,785 shares issued and
                       outstanding in 1997 and 1998, respectively                  77,893         81,695
    Additional paid in capital                                                 35,889,414     40,134,730
    Retained earnings                                                           1,610,890      1,437,104
    Translation adjustment                                                           --          (37,966)
                                                                             ------------   ------------
         Total stockholders' equity                                            37,578,197     41,615,563
                                                                             ------------   ------------
           Total liabilities and stockholders' equity                        $ 42,562,952   $ 62,491,147
                                                                             ============   ============

See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                      Three Months Ended June 30              Six Months Ended June 30
                                                     -----------------------------            ------------------------
                                                        1997            1998             1997            1998
                                                     ------------    ------------    ------------    ------------

Revenues                                             $ 12,479,307    $ 24,515,942    $ 21,544,209    $ 43,999,753
Operating Expenses:
    Cost of services                                    8,814,224      17,744,478      15,815,031      32,807,612
    Selling, general and administrative expense         2,447,008       5,570,128       4,397,370       9,762,501
    Officers' stock compensation                             --              --         1,210,261            --
    Goodwill amortization                                 122,405         297,339         229,090         504,111
    Restructuring charge                                     --         1,330,000            --         1,330,000
                                                     ------------    ------------    ------------    ------------
        Total operating expenses                       11,383,637      24,941,945      21,651,752      44,404,224
                                                     ------------    ------------    ------------    ------------
          Operating income (loss)                       1,095,670        (426,003)       (107,543)       (404,471)
Other Income (Expense):
    Interest income                                         7,932          26,984          17,288          61,235
    Interest expense                                      (63,869)       (134,812)        (97,473)       (152,886)
    Other income, net                                      72,773          94,941         128,684         183,783
                                                     ------------    ------------    ------------    ------------
          Other income (expense), net                      16,836         (12,887)         48,499          92,132
                                                     ------------    ------------    ------------    ------------
          Income (loss) before provision (benefit)
          for income taxes                              1,112,506        (438,890)        (59,044)       (312,339)
    Provision (benefit) for income taxes                  500,000        (197,501)        518,020        (140,553)
                                                     ------------    ------------    ------------    ------------
    Net income (loss)                                $    612,506    $   (241,389)   $   (577,064)   $   (171,786)
                                                     ============    ============    ============    ============

    Comprehensive income (loss)                           612,506        (269,268)       (577,064)       (209,752)
                                                     ============    ============    ============    ============

    Net income (loss) per share-basic and dilutive   $       0.11    $      (0.03)   $      (0.11)   $      (0.02)
                                                     ============    ============    ============    ============

    Weighted average shares outstanding-basic           5,475,000       8,169,785       5,238,812       8,075,997
    Weighted average shares outstanding-dilutive        5,475,000       8,169,785       5,238,812       8,075,997


See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six Months Ended  Six Months Ended
                                                                   June 30, 1997     June 30, 1998
                                                                 ----------------  -----------------

Cash Flows From Operating Activities:
    Net income (loss)                                              $   (577,064)   $   (171,786)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities--
        Officers' stock compensation                                  1,210,261            --
        Depreciation and amortization                                   481,854       1,047,748
        Changes in operating assets and liabilities
            excluding the effect of acquisitions--
         Accounts receivable                                         (1,378,688)     (4,491,628)
         Security deposits held by landlords                            (37,237)        (29,982)
         Prepaid expenses and other assets                             (376,884)     (3,306,762)
         Accounts payable and accrued expenses                        1,329,546       2,515,678
         Accrued income taxes                                            95,839            --
         Deferred income taxes                                         (176,274)        787,369
         Security deposits due to customers                             130,749        (261,990)
         Deferred revenue                                               387,677         655,865
                                                                   ------------    ------------
             Net cash provided by (used) in operating activities      1,089,779      (3,255,488)
                                                                   ------------    ------------
Cash Flows From Investing Activities:
    Purchases of investments in short-term marketable
        securities                                                     (124,997)           --
    Acquisitions, net of cash acquired                                 (655,581)    (12,170,979)
    Purchases of operating stock                                       (448,343)       (692,918)
    Purchases of property and equipment                                (378,726)     (1,108,671)
                                                                   ------------    ------------
             Net cash used in investing activities                   (1,607,647)    (13,972,568)
                                                                   ------------    ------------
Cash Flows From Financing Activities:
    Capitalization of offering costs                                   (218,248)           --
    Addition of long-term debt                                        2,134,140       8,529,571
    Due to stockholders/affiliates                                     (296,724)        520,199
    Collection on notes receivable                                       10,462         745,537
                                                                   ------------    ------------
             Net cash provided by financing activities                1,629,630       9,795,307
                                                                   ------------    ------------
             Net increase(decrease) in cash
             and cash equivalents                                     1,111,762      (7,432,749)
  Cash and cash equivalents, beginning of period                        597,939       8,922,215
                                                                   ------------    ------------
  Cash and cash equivalents, end of period                         $  1,709,701    $  1,489,466
                                                                   ============    ============

Supplemental Cash Flow Information:
                 Cash paid for interest                                            $   60,805   $  122,767
                 Cash paid for income taxes                                        $  214,054   $1,399,189
Non-Cash Transaction:
    During the first quarter of 1997, the Company exchanged 4,301,000 shares of
        Common Stock of the Company for all of the outstanding stock of the five
        Founding Companies

    In the first quarter of 1998, the Company issued approximately 379,000 shares of Common Stock of the Company or securities convertible into Common Stock of the Company as consideration in three acquisitions.

See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

         BridgeStreet Accommodations, Inc. ("BridgeStreet" or the "Company") was incorporated on August 19, 1996, to create a leading national provider of flexible accommodation services through the acquisition and consolidation of the operations of flexible accommodation service companies. During the first quarter of 1997, the Company acquired all the outstanding stock of five flexible accommodation service providers (the "Founding Companies"), in exchange for 4,301,000 shares of Common Stock of the Company (the "Combination"). The Company conducted no operations prior to January 2, 1997, except in connection with its initial public offering and the Combination. For financial reporting purposes, the largest Founding Company, Temporary Corporate Housing Columbus, Inc. ("TCH") was designated as the accounting acquirer, and its acquisition of the remaining four Founding Companies was accounted for using the purchase method of accounting.

         The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of TCH, Corporate Lodgings, Inc. and its four affiliates, Exclusive Interim Properties, Ltd. and its affiliate, and Temporary Housing Experts, Inc. all of which were merged with and into subsidiaries of the Company on January 2, 1997, as well as the accounts of the following wholly-owned operating subsidiaries from the indicated dates on which they acquired (by merger with or purchase of substantially all of the assets of) flexible accommodation service providers:
HAI Acquisition Corp. (March 31, 1997); BridgeStreet Texas, L.P. (December 1,
1997); BridgeStreet Arizona, Inc. (December 1, 1997); BridgeStreet North Carolina, Inc. (January 2, 1998); BridgeStreet Raleigh, Inc. (January 2, 1998); BridgeStreet Texas, L.P. (Austin, January 2, 1998); BridgeStreet Colorado, Inc. (January 2, 1998); BridgeStreet Accommodations Limited (February 19, 1998); BridgeStreet Canada, Inc. (March 2, 1998); and BridgeStreet California, Inc. (June 1, 1998). All intercompany accounts and transactions have been eliminated.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 1998 and the results of its operations and cash flows for the three and six month periods ended June 30, 1998 and 1997 have been included.

         Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

         Between April 1 and December 31, 1997, the Company made three additional acquisitions. The acquisitions have been accounted for using the purchase method of accounting. The aggregate cost of these acquisitions was $6.75 million, consisting of $4.4 million of cash and $2.35 million of stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $7.25 million that is being amortized over 35 years. The results of operations of these acquisitions have been included in the accompanying consolidated financial statements from the date of acquisition. Details of these acquisitions are noted below.

         On June 30, 1997, the Company acquired for cash certain assets of Corporate Housing Services, Inc., a flexible accommodation company servicing the Memphis, Tennessee metropolitan area

         On December 1, 1997, the Company acquired certain assets of Accommodations by Apple, Inc. ("ABA of Dallas"), a Texas flexible accommodation company servicing Dallas and surrounding cities. The purchase consideration consisted of cash and the issuance of approximately 151,000 shares of common stock.

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

         In the second quarter of 1998, the Company made one acquisition. On June 1, 1998, the Company acquired certain assets of Gracious Corporate Lodging, a California flexible accommodation company servicing several markets including Santa Clara, Palo Alto and San Jose, California, and Austin, Texas. The acquisition has been accounted for using the purchase method of accounting. The cost of the acquisition was $1.7 million consisting of cash and notes. The preliminary purchase price allocation of the acquisition resulted in goodwill of approximately $1.95 million that will be amortized over 35 years. The results of operations of this acquisition have been included in the accompanying consolidated financial statements from the date of acquisition.

         The following table presents unaudited selected financial information for the Company, the five Founding Companies, and the acquisitions of ABA of Dallas and ABA of Phoenix, Home on the Road, Inc. of Charlotte, Home on the Road-Raleigh, London Life, GTA and Gracious Corporate Lodging on a pro forma basis, assuming the companies had been combined and the initial public offering had occurred as of the beginning of 1997.

                                                  Three Months Ended June 30      Six Months Ended June 30
                                                     1997          1998             1997           1998
                                                     ----          ----             ----           ----
Revenues                                         $ 21,740,512   $ 26,098,725    $ 39,241,423    $ 50,232,814
Net income (loss)                                     825,593       (195,164)       (372,506)        (13,698)
Net income (loss) per share-basic and dilutive          $0.10         $(0.02)         $(0.05)          $0.00

         The pro forma results for the three and six months ended June 30, 1998 include a one-time restructuring charge of $732,000, net of taxes. Excluding this charge, pro forma net income and earnings per share would have been $536,836, or $0.07, and $718,302, or $0.09, for the three and six month periods, respectively. The pro forma results for the six months ended June 30, 1997 include a one-time charge of $1.2 million, net of taxes. Excluding this charge, pro forma net income and earnings per share for the six months ended June 30, 1997 would have been $837,755, or $0.10.

         The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made at the beginning of 1997.

3.  REVOLVING CREDIT AGREEMENT

         During the first quarter of 1998, the Company increased its revolving credit agreement from $10.0 million to $25.0 million. The revolving credit agreement, secured by the capital stock of the Company's operating subsidiaries, extends to March 31, 2002. Interest is payable at the option of the borrower at the prime rate, or 1.5% above the Eurodollar or LIBOR rates. A commitment fee is payable on the average unused credit at a rate of 0.2%. The revolving credit agreement contains certain restrictive covenants with which the Company must comply. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness and (iii) requires the Company to comply with certain financial covenants. The Company had no amounts outstanding under the facility at December 31, 1997, and $7.7 million outstanding at June 30, 1998.

4.  EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The standard requires the presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS replaces the primary EPS calculation required under APB Opinion No. 15. Basic EPS excludes dilution and is calculated using the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The share amounts used to calculate earnings per share for the three and six months ended June 30, 1997 and 1998 are as follows:


                                              Three Months             Six Months
                                              Ended June 30           Ended June 30
                                            1997       1998         1997       1998
                                            ----       ----         ----       ----

Basic common shares (weighted average)   5,000,000   8,169,785   5,000,000   8,169,785
Dilutive stock options                        --          --          --          --
                                         ---------   ---------   ---------   ---------
Dilutive common shares                   5,000,000   8,169,785   5,000,000   8,169,785
                                         =========   =========   =========   =========

         There are no adjustments to the reported amounts of net income for purposes of computing diluted EPS.

5.        COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in stockholders' equity from nonowner sources and, for the Company, includes net income and changes in the foreign currency translation.

6.        ACCOUNTING STANDARDS NOT YET ADOPTED

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income. The Company plans to adopt this SOP as of January 1, 1999. The effect of adopting this SOP has not been determined.

7.       RESTRUCTURING CHARGE

         During the second quarter of 1998, the Company announced a realignment of its senior management resulting in a charge of $1.33 million on a pretax basis ($732,000 after tax). The second quarter charge to earnings of $1.33 million represents an accrual of $800,000 for severance and other employee benefits for five employees and an accrual of $530,000 for lease termination costs, the write off of certain software and marketing costs and professional fees associated with the realignment. The accounting for the restructuring charge is in compliance with the Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Cost to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." During the quarter, approximately $151,000 was charged against the various accruals. The Company expects all costs, with the exception of severance related expenses for one employee, to be incurred by the end of the second quarter of 1999, and no material incremental costs are expected to be recognized in future periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         BridgeStreet Accommodations, Inc. ("BridgeStreet" or the "Company") was incorporated in August 1996 with the goal of becoming a leading national provider of flexible accommodation services. The Company plans to achieve this goal by implementing an aggressive acquisition program and a national operating strategy designed to increase internal revenue growth, cost efficiencies and profitability. In the first quarter of 1997, BridgeStreet acquired, by merger, five flexible accommodation service providers (the "Founding Companies"). During the second quarter, the Company acquired the assets of another flexible accommodation service company; in the fourth quarter, two additional providers were acquired, and in the first quarter of 1998, six additional providers were acquired, and in the second quarter of 1998, one additional provider was acquired.

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

RESULTS OF OPERATIONS - BRIDGESTREET INTERIM RESULTS

         Three Months Ended June 30, 1998 Compared to Three Months Ended June 30,1997

         BridgeStreet's Consolidated Statements of Operations for the three and six months ended June 30, 1997 include the unaudited accounts of TCH, Corporate Lodgings, Inc. (together with four affiliates, "CLI"), Exclusive Interim Properties, Ltd. (together with an affiliate, "EIP") and Temporary Housing Experts, Inc. ("THEI"), all of which were acquired on January 2, 1997, and, for the three months ended June 30, 1997, HAI Acquisition Corp. ("HA") which was acquired on March 31, 1997. The operating results for the three and six months ended June 30, 1998 also include the unaudited accounts of the following wholly-owned operating subsidiaries from the indicated dates on which they were acquired (by merger with or purchase of substantially all of the assets of) flexible accommodation service providers: BridgeStreet Texas L.P. (December 1,
1997); BridgeStreet Arizona, Inc. (December 1, 1997); BridgeStreet North Carolina, Inc. (January 2, 1998); BridgeStreet-Raleigh, Inc. (January 2, 1998); BridgeStreet Colorado, Inc. (January 2, 1998); BridgeStreet Texas L.P. (Austin, January 2, 1998); BridgeStreet Accommodation Limited (February 19, 1998); BridgeStreet Canada, Inc. (March 2, 1998), and BridgeStreet California, Inc. (June 1, 1998).

         The Company's Consolidated Balance Sheet as of December 31, 1997, reflects the accounts of TCH, CLI, EIP, THEI, HA, BridgeStreet Texas L.P. and BridgeStreet Arizona, Inc. The Company's Consolidated Balance Sheet as of June 30, 1998, also includes the accounts of BridgeStreet North Carolina, Inc., BridgeStreet Raleigh, Inc., BridgeStreet Colorado, Inc., BridgeStreet Texas L.P. (Austin, Texas), BridgeStreet Accommodations Limited, BridgeStreet Canada, Inc., and BridgeStreet California, Inc.

         Revenues. Revenues for the three months ended June 30, 1998 increased $12.0 million, or 96%, from $12.5 million in 1997 to $24.5 million for the three months ended June 30, 1998. The increase in revenues primarily was the result of an increase in the number of accommodations rented during the period due to the acquisition of the flexible accommodation service providers and growth in existing markets.

         Cost of Services. Cost of services for the three months ended June 30, 1998 increased $8.9 million, or 101%, from $8.8 million in 1997 to $17.7 million in 1998. Cost of services as a percentage of revenues for the three months ended June 30 increased from 70.6% in 1997 to 72.4% in 1998. The dollar increase in cost of services was primarily related to the acquisition of the flexible accommodation service providers. Cost of services as a percentage of revenues increased as a result of higher leasing and maintenance costs in certain newly acquired companies and lower occupancy rates in several markets.

         Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 1998 increased $3.2 million, or 128%, from $2.4 million in 1997 to $5.6 million in 1998. Selling, general and administrative expense as a percentage of revenues for the three months ended June 30 was 19.6% in 1997 and 22.7% in 1998. The dollar and percentage increase in selling, general and administrative expense primarily was a result of the acquisition of the flexible accommodation service providers, hiring of a corporate management team, and other costs associated with creating a public company infrastructure. The Statement of Operations for the three months ended June 30, 1998 includes a restructuring charge of $1.33 million related to a management realignment. See footnote 7 included in the notes to the Consolidated Financial Statements for additional information.

         Income Tax Provision. For the three months ended June 30, 1998, the Company recorded a tax benefit of $197,501 on a pre-tax loss of $438,890, compared to a tax provision of $500,000 on a pre-tax income of $1.1 million for the three months ended June 30, 1997. The tax provision is based on the Company's estimated consolidated effective tax rate for the 1998 fiscal year after considering nondeductible goodwill expense.

         Six Months Ended June 30, 1998 Compared to Six Months Ended June 30,
1997

         Revenues. Revenues for the six months ended June 30, 1998 increased $22.5 million, or 104%, from $21.5 million in 1997 to $44.0 million in 1998. The increase in revenues primarily was the result of an increase in the number of accommodations rented during the period due to the acquisitions of the flexible accommodation service providers and growth in existing markets.

         Cost of Services. Cost of services for the six months ended June 30, 1998 increased $17.0 million, or 107%, from $15.8 million in 1997 to $32.8 million in 1998. Cost of services as a percentage of revenues for the six months ended June 30 increased from 73.4% in 1997 to 74.6% in 1998. The dollar increase in cost of services was primarily related to the acquisition of the flexible accommodation service providers. Cost of services as a percentage of revenues increased as a result of higher leasing and maintenance costs in certain newly acquired companies and lower occupancy rates in several markets.

         Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 1998 increased $5.4 million, or 122%, from $4.4 million in 1997 to $9.8 million in 1998. Selling, general and administrative expense as a percentage of revenues for the six months increased from 20.4% to 22.2% in 1998. The dollar increase in selling, general and administrative expenses primarily was a result of the acquisitions of the flexible accommodation service providers and increased corporate overhead. The increase as a percentage of revenues is primarily a result of increased corporate overhead. The increase in corporate overhead is a direct result of hiring a corporate management team during the second half of 1997 and other costs associated with creating a public company infrastructure. The Company expects corporate overhead costs to remain relatively level during the remainder of 1998. The Statement of Operations for the six months ended June 30, 1997 includes $1.2 million of non-recurring, non-cash compensation expense relating to the accelerated vesting of restricted stock held by executive officers. The compensation charge represents the difference between the value of stock issued to officers and the amount paid. The Statement of Operations for the six months ended June 30, 1998 includes a restructuring charge of $1.33 million related to a management realignment. See footnote 7 included in the notes to the Consolidated Financial Statements for additional information.

         Income Tax Provision. For the six months ended June 30, 1998 the Company recorded a tax benefit of $140,553 on a pretax loss of $312,339, compared to a tax provision of $518,020 on a pretax loss of $59,044 for the six months ended June 30, 1997. The tax provision is based on the Company's estimated consolidated effective tax rate for the 1998 fiscal year after considering nondeductible goodwill expense.

LIQUIDITY AND CAPITAL RESOURCES - BRIDGESTREET

         For the six months ended June 30, 1998, net cash used in operating activities totaled $3.3 million. Net cash used in investing activities was $14.0 million, primarily for acquisitions (as described below) and the purchase of operating stock and equipment required in the Company's business. Net cash provided by financing activities was $9.8 million, primarily due to borrowings against the revolving line of credit. Cash and cash equivalents decreased by $7.4 million during the period and totaled $1.5 million at June 30, 1998.

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

         The Company has a revolving credit facility that provides the Company with up to $25.0 million, secured by guarantees by certain material subsidiaries of the Company and a pledge of the capital stock of all of the Company's wholly-owned operating subsidiaries. The credit facility may be used for refinancing of the Company's subsidiaries' indebtedness, acquisitions and working capital. Loans made under the credit facility bear interest, at the Company's option, at the bank's prime lending rate, or 1.5% above the Eurodollar or LIBOR rates. The credit facility will terminate on March 31, 2002, or sooner at the discretion of the Company, and all amounts outstanding thereunder (if any) will be due upon such termination. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness and (iii) requires the Company to comply with certain financial covenants. The Company had $0 and $7.7 million outstanding under the facility at December 31, 1997 and June 30, 1998, respectively.

         On March 31, 1997, the Company acquired Home Again, Inc. and two affiliates ("Home Again") in a stock-for-stock merger and issued 475,000 shares of Common Stock as merger consideration. The acquisition has been accounted for using the purchase method of accounting. The Company has recorded approximately $2.3 million of goodwill related to the transaction that is being amortized over a period of 35 years. Home Again had combined revenues of approximately $1.2 million for the three months ended March 31, 1997.

         Between April 1 and December 31, 1997, the Company made three additional acquisitions. The acquisitions have been accounted for using the purchase method of accounting. The aggregate cost of these acquisitions was $6.75 million, consisting of $4.4 million of cash and $2.35 million of stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $7.25 million that is being amortized over 35 years. Details of these acquisitions are noted below.

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

         On December 1, 1997, the Company acquired certain assets of Accommodations by Apple, Inc. ("ABA of Phoenix"), an Arizona flexible accommodation company servicing several markets including Phoenix, Tucson and Scottsdale. The purchase consideration included cash, funded from the proceeds of the Offering, and the issuance of 71,000 shares of common stock.

         Subsequent to December 31, 1997, the Company has acquired seven companies. The acquisitions have been accounted for using the purchase method of accounting. The total aggregate cost of these acquisitions was approximately $16.3 million, consisting of cash and notes of $12.1 million and $4.2 million in common stock or securities exchangeable for common stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $17.0 million that is being amortized over 35 years. Details regarding these acquisitions are noted below.

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

         On June 1, 1998, the Company acquired for cash certain assets of Gracious Corporate Lodging, a California flexible accommodation company servicing Santa Clara, Palo Alto and San Jose, California, and Austin, Texas. The purchase consideration of the acquisition was cash, funded from borrowings against the Company's revolving line of credit. Gracious Corporate Lodging had revenues of approximately $6.4 million in 1997.

         The Company will continue to pursue growth through the acquisition of flexible accommodation service providers. The Company's primary sources of funding to date have been cash flow from operations, proceeds from the Offering and its revolving credit facility. The Company anticipates that cash flow from operations and funds from its revolving credit facility will be its principal future sources of funding. The Company's principal future uses of cash, in addition to cash used in operating activities, include funding of acquisitions and investment in the Company's management information systems. The Company does not plan to make any material capital expenditures for leasehold improvements. Capital expenditure requirements in 1998 are anticipated to be approximately $2.9 million. During the six months ended June 30, 1998, the Company had capital expenditures of $1.8 million. While there can be no assurance, management believes that cash flow from operations and funds from the revolving credit facility will be adequate to meet the Company's capital requirements for the next 12 months, depending on the size and methods of financing potential acquisitions.

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

MANAGEMENT INFORMATION SYSTEMS

         The Company was formed in August 1996, and during the first quarter of 1997, acquired five companies. Subsequent to the first quarter, the Company acquired three additional companies in 1997, and through June 30, 1998, acquired seven additional companies. The acquired companies each have their own unique operating systems. As a result of these acquisitions, the Company has undertaken a complete review of its computer software programs and operating systems. The Company plans to replace all current accounting and property management systems with a single integrated system. Year 2000 compliance is a requirement for all new systems the Company will acquire or internally develop. The total cost to replace existing software, hardware and the cost of implementation is estimated to be $2.5 million, which will be capitalized as incurred. New system implementation is expected to be completed by July 1, 1999. For the six months ended June 30, 1998, the Company incurred approximately $600,000 in expenditures related to new systems.

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

                                                          PART II

ITEM 1.          LEGAL PROCEEDINGS:  None
-----------------------------------------

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS:  None
-----------------------------------------------------------------

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES:  None
-------------------------------------------------------

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS:
---------------------------------------------------------------------

     At BridgeStreet Corporation's Annual Meeting of Stockholders held on May 19, 1998, the following proposals were adopted by the margins indicated.

                                                                                          Number of Shares
                                                                                    Voted for        Withheld
                                                                                    ---------        --------
1. To elect a board of directors to hold office until the next annual meeting of stockholders or until their respective successors have been duly elected and qualified.

                  James Biggar                                                      6,902,913           2,075
                  Lynda Clutchey                                                    6,902,413           2,575
                  Rocco Di Lillo                                                    5,820,658       1,084,330
                  William Hulett, III                                               5,821,208       1,083,780
                  Robert Mesel                                                      6,903,013           1,975
                  Connie O'Briant                                                   6,903,013           1,975
                  Melanie Sabelhaus                                                 6,883,995          20,993
                  Jerry Sue Thornton                                                6,902,513           2,475
                  Paul Verrochi                                                     6,902,913           2,075

                                                                                       Number of Shares
                                                            Voted for        Voted Against             Abstain      Non-Vote
                                                            ---------        -------------             -------      --------
2.        For the approval of the Company's 1997 Equity     4,255,427             1,036,095            12,850       1,330,416
Incentive Plan, as amended to date.


                                                                                       Number of Shares
                                                            Voted for        Voted Against             Abstain      Non-Vote
                                                            ---------        -------------             -------      --------
3.        For the approval of the Company's 1998             5,493,707               63,215             9,050       1,339,016
Stock Purchase Plan.

ITEM 5.          OTHER INFORMATION:
-----------------------------------

         Subsequent to the Company's May 1998 Annual Meeting of Stockholders, William N. Hulett, III resigned as President and Chief Executive Officer (but continued on the Board of Directors as its Vice Chairman), Rocco A. Di Lillo resigned as Chief Operating Officer, and Messrs. Biggar and Mesel resigned from the Board of Directors. To fill the vacancies resulting from the resignations of Messrs. Hulett and Di Lillo, on June 8, 1998, Mr. John E. Danneberg was elected to be President, Chief Executive Officer, Chief Operating Officer and a director of the Company. On July 29, 1998, Stephen J. Ruzika also was elected to serve as a director of the Company.

         The By-laws of the Company specify when a stockholder must submit nominations for director or proposals for consideration at a stockholders' meeting in order for those nominations or proposals to be considered in the meeting. In order for the nominations or proposals to be considered at a stockholders' meeting, the stockholder making them must have given timely notice in writing to the Secretary of the Company. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive office of the Company, 30670 Bainbridge Road, Solon, Ohio 44139, not less than 60 days nor more than 90 days prior to the meeting; except that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be received no later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made.

         A stockholder's notice to the Secretary concerning nominations for director shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Company's books, of such stockholder and (ii) the class and number of shares of the Company which are beneficially owned by such stockholder.

         A stockholder's notice to the Secretary with respect to other proposals shall set forth as to each matter the stockholder proposes to bring before the meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and address, as they appear on the Company's books, or the stockholder proposing such business, (c) the class and number of shares of the Company which are beneficially owned by the stockholder and (d) any material interest in the stockholder in such business.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:
---------------------------------------------------

   (a)   Exhibits
         27     Financial Data Schedule

   (b) Reports on Form 8-K: The Company filed the following reports on Form 8-K during the three months ended June 30, 1998.

        -    May 4, 1998 - Amendment to Form 8-K - Acquisition of London Life
                                          Apartments, Limited
        -    May 14, 1998 - Amendment to Form 8-K - Acquisition of Global Travel
                                          Apartments, Inc.

                                   SIGNATURES

--------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BRIDGESTREET ACCOMMODATIONS, INC.

Date:     August 10, 1998           By: /s/ John E. Danneberg
                                       -----------------------------------------
                                           John E. Danneberg
                                           President and Chief Executive Officer


Date:     August 10, 1998           By: /s/ Mark D. Gagne, CPA
                                       -----------------------------------------
                                            Mark D. Gagne, CPA
                                            Chief Financial Officer