Form 10-Q
period 1998-09-30
BRIDGESTREET ACCOMMODATIONS INC
filed 1998-11-10
CIK 1038078

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

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


As of November 3, 1998, there were 7,975,805 Common Shares, without par value, of the registrant outstanding.

                        BRIDGESTREET ACCOMMODATIONS, INC.
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                                                                                                   PAGE
                                                                                                                   ----

                          PART I. FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS

               Consolidated Balance Sheets:
                    September 30, 1998 (unaudited) and December 31, 1997.............................                3

               Consolidated Statements of Operations:
                    Three and Nine Months Ended September 30, 1998 (unaudited) and 1997                              4
                    (unaudited)......................................................................

               Consolidated Statements of Cash Flows:
                    Three and Nine Months Ended September 30, 1998 (unaudited) and 1997
                    (unaudited) .....................................................................                5-6

               Notes to the Consolidated Financial Statements (unaudited) ...........................                7-10

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................................                11-17



                           PART II. OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS.....................................................................                18

ITEM 2         CHANGES IN SECURITIES.................................................................                18

ITEM 3         DEFAULTS UPON SENIOR SECURITIES.......................................................                18

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................                18

ITEM 5         OTHER INFORMATION.....................................................................                18

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K.....................................................                 18

               SIGNATURES............................................................................                19

                        BRIDGESTREET ACCOMMODATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,       September 30,
                                                                                       1997               1998
                                                                                  ------------        ------------
ASSETS                                                                                                (Unaudited)

Current Assets:
  Cash and cash equivalents                                                       $  8,922,215        $  3,392,636
  Trade accounts receivable, less allowance for doubtful
      accounts of $167,000 and $200,000 in 1997 and 1998, respectively               2,217,930           6,393,746
  Security deposits held by landlords                                                  264,541             441,952
  Deferred income taxes                                                                524,156             537,618
  Prepaid rent                                                                         817,769           1,858,324
  Other current assets                                                                 709,254           3,371,022
                                                                                  ------------        ------------
         Total current assets                                                       13,455,865          15,995,298
Operating stock, net of accumulated amortization                                     1,682,579           2,148,730
Property and equipment, net of accumulated depreciation                              2,535,094           3,960,183
Other assets                                                                           208,930              10,276
Due from stockholders/affiliates                                                       348,000                  --
Goodwill, net of amortization                                                       24,332,484          40,789,266
                                                                                  ------------        ------------
         Total assets                                                             $ 42,562,952        $ 62,903,753
                                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                            $     20,121        $    755,846
  Due to stockholders and affiliates                                                   100,835             498,432
  Accounts payable                                                                   1,027,307           1,772,723
  Accrued payroll and employee benefits                                                511,963           1,016,893
  Accrued expenses, other                                                            1,473,486           5,624,328
  Deferred revenue                                                                     690,509             792,763
  Security deposits due to customers                                                   459,251             638,076
                                                                                  ------------        ------------
         Total current liabilities                                                   4,283,472          11,099,061
Long-term debt, net of current maturities                                               25,803           7,653,357
Deferred income taxes                                                                  675,480           1,462,849
Stockholders' Equity:
    Preferred stock, $0.01 par value; authorized 5,000,000 shares;
                      no shares issued or outstanding                                       --                  --
    Common stock, $0.01 par value; authorized 35,000,000 shares;
                       7,789,345 and 8,169,825 shares issued and
                       outstanding in 1997 and 1998, respectively                       77,893              81,695
    Additional paid in capital                                                      35,889,414          40,134,730
    Retained earnings                                                                1,610,890           2,581,125
    Translation adjustment                                                                  --            (109,064)
                                                                                  ------------        ------------
         Total stockholders' equity                                                 37,578,197        $ 42,688,486
                                                                                  ------------        ------------
           Total liabilities and stockholders' equity                             $ 42,562,952        $ 62,903,753
                                                                                  ============        ============




See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                               Three Months Ended                         Nine Months Ended
                                                                   September 30                              September 30
                                                        ---------------------------------         ---------------------------------
                                                            1997                 1998                  1997                1998
                                                        ------------         ------------         ------------         ------------

Revenues                                                $ 15,370,619         $ 27,563,948         $ 36,914,828         $ 71,563,701
Operating Expenses:
    Cost of services                                      10,922,684           19,826,565           26,737,715           52,634,177
    Selling, general and administrative expense            2,947,295            5,348,618            7,344,665           15,111,119
    Officers' stock compensation                                  --                   --            1,210,261                   --
    Goodwill amortization                                    129,750              296,010              358,840              800,121
    Restructuring charge                                          --                   --                   --            1,330,000
                                                        ------------         ------------         ------------         ------------

        Total operating expenses                          13,999,729           25,471,193           35,651,481           69,875,417
                                                        ------------         ------------         ------------         ------------
          Operating income                                 1,370,890            2,092,755            1,263,347            1,688,284
Other Income (Expense):
    Interest income                                           18,648               21,751               35,936               82,986
    Interest expense                                         (22,170)            (144,670)            (119,643)            (297,556)
    Other income, net                                         87,147              106,565              215,831              290,348
                                                        ------------         ------------         ------------         ------------
          Other income (expense), net                         83,625              (16,354)             132,124               75,778
                                                        ------------         ------------         ------------         ------------

          Income before provision
            for income taxes                               1,454,515            2,076,401            1,395,471            1,764,062
    Provision for income taxes                               654,424              934,380            1,172,444              793,827
                                                        ------------         ------------         ------------         ------------
    Net income                                          $    800,091         $  1,142,021         $    223,027         $    970,235
                                                        ============         ============         ============         ============

    Comprehensive income                                     800,091            1,070,923              223,027              861,171
                                                        ============         ============         ============         ============

    Net income per share-basic and dilutive             $       0.15         $       0.14         $       0.04         $       0.12
                                                        ============         ============         ============         ============

    Weighted average shares outstanding-basic              5,498,952            8,169,825            5,326,478            8,107,616
    Weighted average shares outstanding-dilutive           5,498,952            8,169,825            5,326,478            8,107,616




See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Nine Months Ended      Nine Months Ended
                                                                     September 30, 1997    September 30, 1998
                                                                     ------------------    ------------------


Cash Flows From Operating Activities:
    Net income                                                          $    223,027         $    970,235
    Adjustments to reconcile net income to net
        cash provided by operating activities--
        Officers' stock compensation                                       1,210,261                   --
        Depreciation and amortization                                        641,038            1,594,607
        Changes in operating assets and liabilities
          excluding the effect of acquisitions--
         Accounts receivable                                              (1,870,443)          (3,853,031)
         Security deposits held by landlords                                 (56,590)             (50,593)
         Prepaid expenses and other assets                                  (685,064)          (2,335,360)
         Accounts payable and accrued expenses                             3,419,172            2,848,966
         Accrued income taxes                                                206,589                   --
         Deferred income taxes                                               161,506              773,907
         Security deposits due to customers                                  (20,375)            (348,634)
         Deferred revenue                                                    533,450              102,254
                                                                        ------------         ------------
             Net cash provided by (used) in operating activities           3,762,571             (297,649)
                                                                        ------------         ------------
Cash Flows From Investing Activities:
    Sales of investments in short-term marketable
        securities                                                           152,253                   --
    Acquisitions, net of cash acquired                                      (655,581)         (12,354,293)
    Purchases of operating stock                                            (675,026)            (696,247)
    Purchases of property and equipment                                     (582,175)          (1,567,347)
                                                                        ------------         ------------
             Net cash used in investing activities                        (1,760,529)         (14,617,887)
                                                                        ------------         ------------
Cash Flows From Financing Activities:
    Proceeds from Initial Public Offering,
        net of operating costs                                            14,612,400                   --
    Capitalization of offering costs                                         236,783                   --
    Addition (repayment) of long-term debt                                (1,203,451)           8,242,823
    Due to stockholders/affiliates                                          (806,742)             397,597
    Collection on notes receivable                                            10,568              745,537
                                                                        ------------         ------------
             Net cash provided by financing activities                    12,849,558            9,385,957
                                                                        ------------         ------------

             Net increase(decrease) in cash
             and cash equivalents                                         14,851,600           (5,529,579)
  Cash and cash equivalents, beginning of period                             597,939            8,922,215
                                                                        ------------         ------------

  Cash and cash equivalents, end of period                              $ 15,449,539         $  3,392,636
                                                                        ============         ============

Supplemental Cash Flow Information:
                 Cash paid for interest                                 $    157,813         $    274,615
                 Cash paid for income taxes                             $    694,975         $  1,479,793
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

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1998 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997 have been included.

         Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

                                              Three Months Ended September 30       Nine Months Ended September 30
                                              -------------------------------       ------------------------------
                                                  1997                1998               1997               1998
                                                  ----                ----               ----               ----

Revenues                                       $26,273,598        $27,563,948        $65,515,021        $77,796,762
Net income                                       1,439,266          1,142,021          1,066,759          1,128,323
Net income per share-basic and dilutive        $      0.18        $      0.14        $      0.13        $      0.14


         The pro forma results for the nine months ended September 30, 1998 include a one-time restructuring charge of $732,000, net of taxes. Excluding this charge, pro forma net income and earnings per share would have been $1,798,759, or $0.22 for the nine month period. The pro forma results for the nine months ended September 30, 1997 include a one-time charge of $1.2 million, net of taxes. Excluding this charge, pro forma net income and earnings per share for the nine months ended September 30, 1997 would have been $2,277,021, or $0.28.

         The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made at the beginning of 1997.

3.  REVOLVING CREDIT AGREEMENT

         During the first quarter of 1998, the Company increased its revolving credit agreement from $10.0 million to $25.0 million. The revolving credit agreement, secured by the capital stock of the Company's operating subsidiaries, extends to March 31, 2002. Interest is payable at the option of the borrower at the prime rate, or 1.5% above the Eurodollar or LIBOR rates. A commitment fee is payable on the average unused credit at a rate of 0.2%. The revolving credit agreement contains certain restrictive covenants with which the Company must comply. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness and (iii) requires the Company to comply with certain financial covenants. The Company had no amounts outstanding under the facility at December 31, 1997, and $7.5 million outstanding at September 30, 1998.

4.  EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The standard requires the presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS replaces the primary EPS calculation required under APB Opinion No. 15. Basic EPS excludes dilution and is calculated using the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The share amounts used to calculate earnings per share for the three and nine months ended September 30, 1997 and 1998 are as follows:

                                                            Three Months                     Nine Months
                                                         Ended September 30              Ended September 30
                                                         1997           1998             1997           1998
                                                         ----           ----             ----           ----

         Basic common shares (weighted average)        5,497,742     8,169,825         5,326,071     8,107,616
         Dilutive stock options                            1,210            --               408            --
                                                       ---------     ---------         ---------     ---------
         Dilutive common shares                        5,498,952     8,169,825         5,326,478     8,107,616
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

7.       RESTRUCTURING CHARGE

         During the second quarter of 1998, the Company announced a realignment of its senior management resulting in a charge of $1.33 million on a pretax basis ($732,000 after tax). The second quarter charge to earnings of $1.33 million represents an accrual of $800,000 for severance and other employee benefits for five employees and an accrual of $530,000 for lease termination costs, the write off of certain software and marketing costs and professional fees associated with the realignment. The accounting for the restructuring charge is in compliance with the Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Cost to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." In the third quarter, $285,000 was charged against the reserve consisting of severance and benefits expenses of $128,000, the write-off of marketing materials and software of $90,000 and professional fees of $40,000. The Company expects all costs, with the exception of severance related expenses for one employee, to be incurred by the end of the second quarter of 1999, and no material incremental costs are expected to be recognized in future periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         BridgeStreet Accommodations, Inc. ("BridgeStreet" or the "Company") was incorporated in August 1996 with the goal of becoming a leading national provider of flexible accommodation services. The Company plans to achieve this goal by implementing an acquisition program and a national operating strategy designed to increase internal revenue growth, cost efficiencies and profitability. In the first quarter of 1997, BridgeStreet acquired, by merger, five flexible accommodation service providers (the "Founding Companies").
During the second and fourth quarters, the Company acquired the assets of three flexible accommodation service providers. In the first quarter of 1998, six additional providers were acquired, and in the second quarter of 1998, one additional provider was acquired.

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

RESULTS OF OPERATIONS - BRIDGESTREET INTERIM RESULTS

         BridgeStreet's Consolidated Statements of Operations for the three and nine months ended September 30, 1997 include the unaudited accounts of TCH, Corporate Lodgings, Inc. (together with four affiliates, "CLI"), Exclusive Interim Properties, Ltd. (together with an affiliate, "EIP") and Temporary Housing Experts, Inc. ("THEI"), all of which were acquired on January 2, 1997, and, for the three months ended June 30, 1997, HAI Acquisition Corp. ("HA") which was acquired on March 31, 1997. The operating results for the three and nine months ended September 30, 1998 also include the unaudited accounts of the following wholly-owned operating subsidiaries from the indicated dates on which they were acquired (by merger with or purchase of substantially all of the assets of) flexible accommodation service providers: BridgeStreet Texas L.P. (December 1, 1997); BridgeStreet Arizona, Inc. (December 1, 1997); BridgeStreet North Carolina, Inc. (January 2, 1998); BridgeStreet-Raleigh, Inc. (January 2,
1998); BridgeStreet Colorado, Inc. (January 2, 1998); BridgeStreet Texas L.P. (Austin, January 2, 1998); BridgeStreet Accommodation Limited (February 19,
1998); BridgeStreet Canada, Inc. (March 2, 1998), and BridgeStreet California, Inc. (June 1, 1998).

         The Company's Consolidated Balance Sheet as of December 31, 1997, reflects the accounts of TCH, CLI, EIP, THEI, HA, BridgeStreet Texas L.P. and BridgeStreet Arizona, Inc. The Company's Consolidated Balance Sheet as of September 30, 1998, also includes the accounts of BridgeStreet North Carolina, Inc., BridgeStreet Raleigh, Inc., BridgeStreet Colorado, Inc., BridgeStreet Texas L.P. (Austin, Texas), BridgeStreet Accommodations Limited, BridgeStreet Canada, Inc., and BridgeStreet California, Inc.

         Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         Revenues. Revenues for the three months ended September 30, 1998 increased $12.2 million, or 79%, from $15.4 million in 1997 to $27.6 million for the three months ended September 30, 1998. The increase in revenues primarily was the result of an increase in the number of accommodations rented during the period due to the acquisition of flexible accommodation service providers and growth in existing markets.

         Cost of Services. Cost of services for the three months ended September 30, 1998 increased $8.9 million, or 82%, from $10.9 million in 1997 to $19.8 million in 1998. Cost of services as a percentage of revenues for the three months ended September 30 increased from 71.1% in 1997 to 71.9% in 1998. The dollar increase in cost of services was primarily related to the acquisition of flexible accommodation service providers. Cost of services as a percentage of revenues increased as a result of higher leasing and maintenance costs in certain newly acquired companies and lower occupancy rates in some markets.

         Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 1998 increased $2.4 million, or 81%, from $2.9 million in 1997 to $5.3 million in 1998. Selling, general and administrative expense as a percentage of revenues for the three months ended September 30 was 19.2% in 1997 and 19.4% in 1998. The dollar and percentage increase in selling, general and administrative expense primarily was a result of the acquisition of flexible accommodation service providers, and other costs associated with creating a public company infrastructure.

         Other Income, Net and Income Tax Provision. Other income, net totaled $(16,000) down from $84,000. The decrease is a result of higher interest expense resulting from borrowings under the Company's revolving line of credit. For the three months ended September 30, 1998, the Company recorded a tax provision of $934,000 on pre-tax income of $2.1 million, compared to a tax provision of $654,000 on pre-tax income of $1.5 million for the three months ended September 30, 1997. The tax provision is based on the Company's estimated consolidated effective tax rate for the 1998 fiscal year after considering nondeductible goodwill expense.

         Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         Revenues. Revenues for the nine months ended September 30, 1998 increased $34.7 million, or 94%, from $36.9 million in 1997 to $71.6 million in 1998. The increase in revenues primarily was the result of an increase in the number of accommodations rented during the period due to acquisitions of the flexible accommodation service providers and growth in existing markets.

         Cost of Services. Cost of services for the nine months ended September 30, 1998 increased $25.9 million, or 97%, from $26.7 million in 1997 to $52.6 million in 1998. Cost of services as a percentage of revenues for the nine months ended September 30 increased from 72.4% in 1997 to 73.5% in 1998. The dollar increase in cost of services was primarily related to the acquisition of flexible accommodation service providers. Cost of services as a percentage of revenues increased as a result of higher leasing and maintenance costs in certain newly acquired companies and lower occupancy rates in some markets.

         Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 1998 increased $7.8 million, or 106%, from $7.3 million in 1997 to $15.1 million in 1998. Selling, general and administrative expense as a percentage of revenues for the nine months increased from 19.9% to 21.1% in 1998. The dollar increase in selling, general and administrative expenses primarily was a result of the acquisitions of flexible accommodation service providers and increased corporate overhead. The increase as a percentage of revenues is primarily a result of increased corporate overhead. The increase in corporate overhead is a direct result of hiring a corporate management team during the second half of 1997 and other costs associated with creating a public company infrastructure. The Company expects corporate overhead costs to remain relatively level during the remainder of 1998. The Statement of Operations for the nine months ended September 30, 1997 includes $1.2 million of non-recurring, non-cash compensation expense relating to the accelerated vesting of restricted stock held by executive officers. The compensation charge represents the difference between the value of stock issued to officers and the amount paid. The Statement of Operations for the nine months ended September 30, 1998 includes a restructuring charge of $1.33 million related to a management realignment. See footnote 7 included in the notes to the Consolidated Financial Statements for additional information.

         Other Income, Net and Income Tax Provision. Other income, net decreased to $76,000 from $132,000 as a result of higher interest expense. For the nine months ended September 30, 1998 the Company recorded a tax provision of $794,000 on pretax income of $1.8 million, compared to a tax provision of $1.2 million on pretax income of $1.4 million for the nine months ended September 30, 1997. The tax provision is based on the Company's estimated consolidated effective tax rate for the 1998 fiscal year after considering nondeductible goodwill expense.

LIQUIDITY AND CAPITAL RESOURCES - BRIDGESTREET

         For the nine months ended September 30, 1998, net cash used in operating activities totaled $0.3 million. Net cash used in investing activities was $14.6 million, primarily for acquisitions (as described below) and the purchase of operating stock and equipment required in the Company's business. Net cash provided by financing activities was $9.4 million, primarily due to borrowings against the revolving line of credit. Cash and cash equivalents decreased by $5.5 million during the period and totaled $3.4 million at September 30, 1998.

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

         The Company has a revolving credit facility that provides the Company with up to $25.0 million, secured by guarantees by certain material subsidiaries of the Company and a pledge of the capital stock of all of the Company's wholly-owned operating subsidiaries. The credit facility may be used for refinancing of the Company's subsidiaries' indebtedness, acquisitions and working capital. Loans made under the credit facility bear interest, at the Company's option, at the bank's prime lending rate, or 1.5% above the Eurodollar or LIBOR rates. The credit facility will terminate on March 31, 2002, or sooner at the discretion of the Company, and all amounts outstanding thereunder (if any) will be due upon such termination. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness and (iii) requires the Company to comply with certain financial covenants. The Company had $0 and $7.5 million outstanding under the facility at December 31, 1997 and September 30, 1998, respectively.

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

         On December 1, 1997, the Company acquired certain assets of Accommodations by Apple, Inc. ("ABA of Dallas"), a Texas flexible accommodation company servicing Dallas and surrounding cities. The purchase consideration included cash, funded from the proceeds of the Offering, and the issuance of 151,000 shares of common stock.

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

         The Company will continue to pursue growth through the acquisition of flexible accommodation service providers. The Company's primary sources of funding to date have been cash flow from operations, proceeds from the Offering and its revolving credit facility. The Company anticipates that cash flow from operations and funds from its revolving credit facility will be its principal future sources of funding. The Company's principal future uses of cash, in addition to cash used in operating activities, include funding of acquisitions and investment in the Company's management information systems. The Company does not plan to make any material capital expenditures for leasehold improvements. Capital expenditure requirements in 1998 are anticipated to be approximately $2.9 million. During the nine months ended September 30, 1998, the Company had capital expenditures of $2.3 million. While there can be no assurance, management believes that cash flow from operations and funds from the revolving credit facility will be adequate to meet the Company's capital requirements for the next 12 months, depending on the size and methods of financing potential acquisitions.

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

MANAGEMENT INFORMATION SYSTEMS AND YEAR 2000 ISSUES

The Company was formed in August 1996 and during 1997 and 1998 has acquired fifteen flexible accommodation companies. The acquired companies each have their own unique technology As a result of these acquisitions the Company has undertaken a complete review and assessment of its information techology ("IT") systems. The Company has determined that all accounting and property management systems will be replaced with a single integrated system. Year 2000 compliance is a requirement for all new systems the Company has acquired and will acquire or internally develop. The Company is in process of analyzing all other non-information technology systems such as voice and data communication systems to ensure Year 2000 issues are adequately addressed.

During the fourth quarter of 1997 the Company evaluated several major accounting software vendors. Key criteria evaluated included: year 2000 compliance; meeting company functional requirements; reporting capabilities; software flexibility and scalability; vendor stability, growth and support; ease of use; and, cost. In the first quarter of 1998, based on these criteria and extensive review of the software vendors, the Company selected an accounting software vendor.
During the second and third quarters of 1998 the Company undertook phase one of its Financial Systems Implementation. Phase one included: analyzing accounting requirements, purchasing and setting up hardware and application software; conducting a conference room pilot; and application documentation and training. In August of 1998 the Company began the roll out phase and the Cleveland Region implemented the accounting application and by month end was fully "live" on the accounting software. The Company is in the process of rolling out the accounting software application to each of its regions with planned completion during the second quarter of 1999. During the fourth quarter of 1998 four additional regions will be fully converted and running live by December 31, 1998 with the remaining five regions undergoing the conversion process during the first and second quarters of 1999. At the same time the Company is implementing a wide area network (WAN) to connect all offices to the central computer system.

During the first quarter of 1998 the Company evaluated several major property management software vendors. Key criteria evaluated included: year 2000 compliance; meeting company functional requirements; reporting capabilities; software flexibility and scalability; vendor stability, growth and support; ease of use; and cost. Based on this review the Company determined that there was no one software application that entirely met the key needs of the Company. In the second quarter of 1998 the Company made the decision to internally develop its property management systems. The system will be developed within the accounting software package discussed above. This will provide the Company with a fully integrated accounting and property management system. During 1997 the Company had developed a prototype property management system which will be the underlying design framework for the first phase of the property management system

During the third quarter of 1998 the Company undertook phase one of its Property Management Systems Implementation. Phase one included: analyzing property management requirements, purchasing and setting up hardware and application software; conducting a conference room pilot; and, application documentation and training. This phase has been completed and during the fourth quarter the Company will begin the roll out phase and the Cleveland Region is expected to implement the property management application by December 31, 1998. The Company will then begin the full roll out to all other reporting regions during the first, second and third quarters of 1999 with full implementation targeted by August 30, 1999.

The total cost to replace existing software, hardware and the cost of implementation is estimated to be $2.5 million, which will be capitalized as incurred.

In the most reasonably likely worst case "Year 2000" scenario, the Company believes it has the internal controls and manual systems in place to prevent any material interruption in its business operations. Prior to the implementation of the above noted accounting and property management systems the Company's operating subsidiaries will continue to primarily operate in a manual environment. The Company's contingency plan is to rely on these manual systems and controls at each operating subsidiary until the subsidiary is fully implemented on the new systems.

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

                                     PART II

ITEM 1.          LEGAL PROCEEDINGS:  None
----------------------------------

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS:  None
-----------------------------------------------------------

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES:  None
-------------------------------------------------

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS:  None
---------------------------------------------------------------------

ITEM 5.          OTHER INFORMATION:  None
-----------------------------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:
---------------------------------------------------

         (a)       Exhibits
                    27     Financial Data Schedule

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES

--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  BRIDGESTREET ACCOMMODATIONS, INC.



Date:  November 10, 1998           By:  /s/ John E. Danneberg
                                        --------------------------------------
                                        John E. Danneberg
                                        President and Chief Executive Officer



Date:  November 10, 1998           By:  /s/ Mark D. Gagne, CPA
                                        --------------------------------------
                                        Mark D. Gagne, CPA
                                        Chief Financial Officer