Form 10-K
period 1998-12-31
BRIDGESTREET ACCOMMODATIONS INC
filed 1999-03-25
CIK 1038078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

X Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from __________ to _________

COMMISSION FILE NUMBER  000-22843


                        BridgeStreet Accommodations, Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DE                                         04-332773
 ---------------------------------          -----------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

  30670 BAINBRIDGE ROAD, SOLON, OH                          44139
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number,             (440) 248-3005
including area code) Securities
registered pursuant to Section 12(b) of the Act:
Title of each class                         Name of exchange on which registered

Common Stock, $.01 par value per share                 American Stock Exchange
--------------------------------------                 -----------------------

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes..X..          No....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 17, 1999, 8,005,007 shares of common stock were outstanding, of which 6,181,816 shares were held of record by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $20,100,000 based on the closing price per share of such common stock on such date as reported by the American Stock Exchange.

                       Documents Incorporated by Reference

         Portions of BridgeStreet Accommodations, Inc.'s definitive Proxy Statement for its annual meeting of stockholders, which BridgeStreet intends to file within 120 days after the end of its fiscal year ended December 31, 1998, are incorporated by reference into Part III hereof as provided therein.

PART I

ITEM 1.                    BUSINESS

OVERVIEW

     BridgeStreet is a leading provider of flexible accommodation services in metropolitan markets located domestically in the Midwest, Mid-Atlantic, Southwest and Western regions of the United States, and internationally in London, England and Toronto, Canada. The Company offers high-quality, fully-furnished apartments, townhouses, condominiums and to a lesser extent, houses (collectively, "accommodations"), primarily for individuals traveling on business and company executives relocating to new communities who require lodging for one week to several months.

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

     BridgeStreet was founded in August 1996, combined by merger in the first quarter of 1997 (the "Combination") five regional providers of flexible accommodation services (collectively, the "Founding Companies") and subsequently acquired during 1997 and 1998 ten additional providers.

GROWTH STRATEGY

     The Company plans to achieve its goal of becoming a leading national provider of flexible accommodation services by implementing an acquisition program and a national operating strategy designed to increase internal revenue growth, cost efficiencies and profitability. Key elements of the Company's business strategy include:

Growth Through Acquisitions. The Company believes that the flexible accommodation services industry is highly fragmented, with over 400 geographically dispersed companies in the United States, few of which have more than a regional presence. BridgeStreet plans to take advantage of the fragmented nature of the industry by selectively acquiring flexible accommodation service companies in metropolitan areas frequented by business travelers. BridgeStreet intends to implement its business model at each acquired company as soon as practicable after the acquisition is completed. BridgeStreet's acquisition strategy is to:

     - Enter New Geographic Markets and Establish Nationwide Coverage. In selected new markets, the Company intends to target for acquisition one local or regional flexible accommodation services provider having the size and quality of operations suitable for serving as the Company's base for expansion in the market. Acquisitions in new markets will enable BridgeStreet to (i) gain local or regional market share rapidly, (ii) increase sales to existing clients by meeting their needs for accommodations in other regions, (iii) increase sales to the acquired company's clients by providing them with access to BridgeStreet's growing national network and (iv) establish the BridgeStreet brand name in new regions and enhance its nationwide recognition. The Company also may expand into new markets by establishing new operations. Since the Combination, the Company has entered 10 new markets, consisting of: Dallas, Fort Worth, Austin and Houston, Texas; Phoenix, Arizona; Denver, Colorado; Raleigh-Durham and Charlotte, North Carolina; Toronto, Canada; London, England; and Santa Clara, California.

     - Expand Within Existing Markets. Once the Company has established operations in a new region, it may seek to expand its market share by acquiring other flexible accommodation service providers within that region. The Company believes that it can achieve operating efficiencies by incorporating the businesses of smaller acquired companies into the Company's operations without any significant increase in infrastructure. On June 30, 1997, the Company acquired in such a "tuck-in" acquisition the assets of a flexible accommodation services provider in Memphis, Tennessee with 135 units under lease.

Growth Through Network Partner Relationships. The Company has developed a Network Partner relationship with flexible accommodation service providers in the United States and in 22 countries worldwide. Through Network Partner agreements, the Company has expanded the number of locations where it can better serve its clients needs. In certain markets, the Company intends to enter into Network Partner agreements with a local or regional flexible accommodation service providers having the size and quality of operations suitable for serving the Company's client base. Network Partner agreements in new markets will enable BridgeStreet to (i) gain local or regional market share rapidly, (ii) increase sales to existing clients by meeting their needs for accommodations in other regions, (iii) direct sales from the local network partner to BridgeStreet's national network, (iv) establish the BridgeStreet brand name in new regions and enhance its nationwide recognition and (v) earn referral fee income for providing reservation agent services.

The Company contracts with a Network Partner to provide flexible accommodations to BridgeStreet clients in the cities served by the Network Partner. The Company utilizes its Central Reservation Center to book reservations into cities served by a Network Partner. Network Partner agreements expand the Company's geographical presence without the investment required for an acquisition or, start-up costs of a new operation. The Company believes that increasing the number of cities served through Network Partner agreements is a cost-effective approach to achieving incremental revenue growth from existing clients.

National Operating Strategy. The Company has begun to implement a national operating strategy with the following components:

     - Maximize Sales to Existing and New Clients. The Company plans to maximize sales to existing corporate clients and to obtain new clients through a national sales and marketing program which highlights the Company's expanding national network. Many of the Company's clients are Fortune 2000 companies with significant, national employee lodging requirements. These corporate clients generally have numerous key decision makers (such as human resource directors, relocation managers or training directors) who both establish and administer company travel and accommodation policies. The Company plans to obtain a greater share of each client's lodging requirements by establishing relationships with additional key decision makers and emphasizing the Company's expanding national presence.

     - Achieve Cost Efficiencies. The Company believes it should be able to reduce total operating expenses of acquired companies by consolidating certain functions (including sales, marketing and purchasing operations) performed separately by such companies. In addition, the Company believes that as a large, national flexible accommodation services company, it should be able to achieve lower costs (as a percentage of revenues) compared to those of acquired companies in such areas as leasing accommodations and furniture, purchasing certain hard and soft goods, and obtaining financing arrangements, employee benefits and insurance.

     - Adopt Best Practices. The Company will continue reviewing its operations at the local and regional operating levels in order to identify "best practices" that can be implemented throughout its operations. Areas where "best practices" may be utilized include accommodation pricing, occupancy management and cash flow management. BridgeStreet believes the implementation of these practices will enable the Company to provide superior customer service and maximize sales opportunities.

     - Implement Management Information System. BridgeStreet is developing and implementing a centrally-controlled, computerized management information system that will integrate the Company's customer contact, sales, marketing, finance, telephone, property management, internet access, lease management and reservation functions. BridgeStreet believes that the proposed system will enable it to deliver superior customer service, more efficiently manage its operations and achieve cost savings.

ACQUISITION AND EXPANSION STRATEGY

     Given the highly fragmented nature of the flexible accommodation services industry, the Company believes that there are numerous potential acquisition and Network Partner targets in major metropolitan areas not currently served by the Company. The Company has implemented an acquisition and expansion program aimed primarily at metropolitan markets not currently served by the Company, and also at acquiring selected other flexible accommodation service providers in its existing markets to enhance its market position.

     In new markets, the Company generally has targeted and will continue to target for acquisition or as a Network Partner, one or more leading local or regional flexible accommodation service providers. Generally, these companies will be run by successful entrepreneurs and will be of sufficient size to provide the basis for the Company's future expansion within the new markets. Each of the Company's acquisition and Network Partner candidates will be expected to demonstrate potential for increased revenues and profitability. The Company also will evaluate certain qualitative characteristics of acquisition and Network Partner candidates, including their reputations in their respective geographic regions, the size and strength of their customer bases, the quality and experience levels of their operational management, and their operating histories.

     In selected existing markets, the Company will seek to acquire flexible accommodation service providers that meet the Company's criteria with respect to reputation, customer base, management and operating history. Some of the companies acquired within existing markets will be large enough to retain much of their own operating and management infrastructures. Other, generally smaller acquired companies will be combined with BridgeStreet's existing operations to eliminate redundant functions and improve profitability. Acquisitions in existing markets should improve revenues and profitability by enhancing regional brand name recognition and leveraging the economies of scale associated with a larger business enterprise.

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

     The Company's accommodations generally are priced competitively with all-suite or upscale extended-stay hotel rooms even though, on average, the Company believes its accommodations are substantially larger. The Company believes it generally is able to price its accommodations competitively due to
(i) the high quality of its accommodations, (ii) its relatively low operating cost structure and (iii) its ability to lease accommodations in accordance with demand and leave unfavorable markets quickly. The length of a guest's stay can range from a few nights to a few years, with the typical stay ranging from 30 to 45 days.

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

Guest Services

     The Company strives to provide the highest quality of customer service by coordinating in advance all aspects of a guest's lodging experience. Prior to a guest's arrival, BridgeStreet arranges to have keys and directions sent to the guest, along with other information relating to the guest's interests (as discerned through prior communications), such as literature on local golf courses or other forms of entertainment. The Company typically makes at least one follow-up telephone call to the guest before the guest moves in to ensure that the guest will feel comfortable in his or her new accommodation from the moment of arrival. Immediately prior to the guest's arrival, BridgeStreet's professional housekeeping staff cleans and inventories the accommodation to ensure that it is prepared for the guest.

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

CLIENT BASE

     BridgeStreet's diverse customer base centers on Fortune 2000 corporations, professional firms and travel-wise individuals. In 1998 Andersen Consulting accounted for approximately 11.4%, or $11 million, of the Company's consolidated revenues. No client accounted for more than 5% of the Company's 1997 revenues.

SALES AND MARKETING

     BridgeStreet focuses primarily on business-to-business selling. At the local level, each of the Company's operating subsidiaries has corporate account specialists that call on local companies (including local branches of regional or national companies) to solicit business. The account specialist focuses his or her efforts on the key decision makers at each company responsible for establishing and administering travel and accommodation policies, typically human resource directors, relocation managers or training directors. By aggressively pursuing relationships with potential clients and expanding services to existing clients, BridgeStreet seeks to become each client's primary or sole provider of flexible accommodation services nationwide. Since operations have expanded, BridgeStreet has opened a global sales office to begin to market its nationwide capabilities to its local corporate clients.

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

     The Company intends to implement an advertising program designed to enhance the "BridgeStreet" name both inside and outside the flexible accommodation services industry and broaden its client base. In addition, the Company intends to promote its brand name by advertising in trade publications, Chamber of Commerce listings, local visitor magazines and telephone directories and the Internet, and through periodic direct mail campaigns.

INTERNET STRATEGY

     The Internet has emerged during the past two years as a worldwide medium for electronic commerce. The Company expanded its Internet site in 1998 to include: a complete listing of all cities served, expanded list of services and amenities provided, virtual tours of actual apartment accommodations, the capability to book reservations on-line and to obtain feedback from visitors to its web site. In 1999 the Company will invest to improve its current Internet presence and utilize the Internet to supplement traditional marketing strategies and to better serve its customers.

LEASING ARRANGEMENTS

     BridgeStreet leases substantially all of its accommodations through flexible, short-term leasing arrangements in order to match its supply of accommodations with client demand. The Company believes that its flexible leasing strategy allows it to react to changes in market demand for particular geographic locations and types of accommodations. The Company's strategy also provides it flexibility to address cyclicality in particular markets. During the 12 months ended December 31, 1998, BridgeStreet's average occupancy rate was approximately 89%. The Company seeks to maintain high occupancy rates by staggering its lease expiration dates within a geographic area, allowing it to adjust its inventory of accommodations in a given market to reflect fluctuations in overall demand and demand for particular types of accommodations.

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

     BridgeStreet's average daily lease rate during 1998 (including costs of accommodations, furnishings, utilities and housekeeping) was approximately $43, while its average daily rental rate charged to clients during the same period was approximately $65.

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

     The Company expects its business to become more competitive as existing competitors expand and additional companies enter the flexible accommodation services industry. The Company believes that the largest providers of flexible accommodation services currently are Oakwood, Gables Corporate Accommodations, ExecuStay Corporation and Globe Business Resources, Inc., some of which are larger (in terms of number of available accommodations) than BridgeStreet. Certain of the Company's existing competitors have, and any new competitors that enter the industry may have, access to significantly greater resources than the Company. In particular, Oakwood is affiliated with R&B Realty Group, the nation's tenth largest apartment management company. This affiliation gives Oakwood access to apartment communities and capital that may be unavailable to the Company.

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

EMPLOYEES

     As of December 31, 1998 the Company had approximately 450 employees. The Company's employees are not subject to any collective bargaining agreements, and management believes that its relationship with its employees is good.

ITEM 2.                    PROPERTIES

     The Company plans to relocate its corporate headquarters to Twinsburg, Ohio in April, 1999 pursuant to a lease that expires in May 2009. The Company has the option to extend the lease for one additional five-year period following expiration. The Company can terminate the lease, any time after five years, with a termination fee equal to the unamortized cost of build out improvements and commissions. In addition, the Company currently leases administrative offices in the majority of its markets. The Company believes that its corporate and administrative facilities are adequate to serve its current level of operations. If additional facilities are required, the Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

                           ACCOMMODATIONS

     The Company leases all of its accommodations (with the exception of 19 condominium units which are owned). The Company has no plans to purchase or own any additional properties. The Company's accommodations include one-, two- and three-bedroom apartments, condominiums, townhouses, and, to a lesser extent, houses. As of December 31, 1998, the Company had approximately 4,100 accommodations under lease, with approximately 90% of such leases being for one year or less. The terms of the Company's leases generally range from one to 18 months.


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

ITEM 4(a).                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

ITEM 4(b).                 EXECUTIVE OFFICERS OF THE REGISTRANT

     John E. Danneberg, age 52, has been President, Chief Executive Officer and a director of the Company since June 1998. He also is Chief Executive Officer and sole director of each of the Company's wholly-owned subsidiaries. From 1996 to 1997, Mr. Danneberg was Chief Executive Officer of Sonitrol Security, a division of ADT Security Services, Inc. From 1988 to 1995 Mr. Danneberg was owner and Chief Executive Officer of Foliage Plant Systems, a large commercial plant sales and services company. From 1981 to 1988, Mr. Danneberg was President of the security division of Hawley Group Limited, predecessor of ADT. Prior to 1981, Mr. Danneberg held various management positions with several companies.

     Mark D. Gagne, CPA, age 38, has been Chief Financial Officer and Treasurer of the Company since January 1997. From January 1996 until January 1997, Mr. Gagne was a consultant to American Business Partners LLC, a business development company. Previously, from February 1992 to December 1995, Mr. Gagne was Chief Financial Officer and Treasurer of CMG Information Services Inc. and subsidiaries, a publicly-traded information technology company. From April 1988 to January 1992, Mr. Gagne was Vice President and Chief Financial Officer of the Trodella Companies, three privately-held construction services companies. From 1982 to 1988, Mr. Gagne served in a number of positions as a Certified Public Accountant for Kennedy & Lehan, P.C. and Arthur Andersen LLP.

PART II

ITEM 5.                    MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

(a)                            PRICE RANGE OF COMMON STOCK

     Since November 1998, the Common Stock has been quoted on The American Stock Exchange under the symbol "BDS." Previously, from September 1997 until November 1998, the Common Stock was quoted on the Nasdaq National Market under the symbol "BEDS". The following table sets forth for each period indicated the high and low sale prices for the Common Stock as reported by The American Stock Exchange or the Nasdaq National Market as the case may be.




                                                                                        High              Low
                                                                                        ----              ---
                  1997
                  ----
                  Third Quarter                               ..................        $ 12 5/8          $10 3/4
                  Fourth Quarter                              ..................        $ 14 1/8          $ 9 5/8

                  1998
                  ----
                  First Quarter                               ..................        $ 13              $10
                  Second Quarter                              ..................        $ 11 5/8          $ 3 11/16
                  Third Quarter                               ..................        $ 5 1/16          $ 2 9/16
                  Fourth Quarter                              ..................        $ 3 3/4           $ 2 3/8


         As of March 17, 1999, there were 83 holders of record of Common Stock.

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

ITEM 6.           SELECTED FINANCIAL DATA

See below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

BridgeStreet Accommodations, Inc. ("BridgeStreet" or the "Company") was incorporated in August 1996 with the goal of becoming a leading national provider of flexible accommodation services. The Company has implemented an acquisition program and a national operating strategy designed to increase internal revenue growth, cost efficiencies and profitability. In the first quarter of 1997, BridgeStreet commenced its operations by acquiring, in separate merger transactions (the "Combination"), five flexible accommodation service providers (the "Founding Companies"). Since the Combination of the Founding Companies, the Company has acquired (by merger with or purchase of substantially all assets) ten additional flexible accommodation service providers, three in 1997 and seven in 1998.

The Company's revenues are derived primarily from renting accommodations to guests for extended periods. Revenues depend on the number of accommodations the Company has available under lease, the occupancy rate and the rate charged. The rate charged is a function of, among other factors, (i) the type, size and location of the accommodation being rented, (ii) the rental period and (iii) any additional amenities made available to the guest during his or her stay. As of December 31, 1998, the Company had approximately 4,100 accommodations under lease compared to 3,000 and 625 accommodations under lease at December 31, 1997 and 1996, respectively. During 1998, the Company operated at an occupancy rate of approximately 89% compared to 89% and 86% in 1997 and 1996, respectively.

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

         As discussed in Note 1 to the consolidated financial statements, in the first quarter of 1997, the Company merged with five flexible accommodation operating companies in stock for stock tax-free mergers. The mergers were accounted for using the purchase method of accounting with Temporary Corporate Housing Columbus, Inc. ("TCH") designated as the accounting acquirer and the other operating companies designated as "acquired companies." The results of operations of the "acquired companies" have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price and allocation of the purchase price of the four "acquired companies," including the value of stock issued to the founders of BridgeStreet as a transaction fee, was approximately $17.7 million based on an independent appraisal of the net assets acquired. The aggregate cost of the acquisitions exceeded the estimated fair value of assets and liabilities of the acquired companies by $17.5 million which is being amortized as goodwill over 35 years.

         For financial reporting purposes, TCH is presented as the accounting acquirer of the other Founding Companies. Consequently, the Company's historical financial statements for periods ended on or before December 31, 1996, are the historical financial statements of TCH.

RESULTS OF OPERATIONS

BridgeStreet's Consolidated Statement of Operations for the year ended December 31, 1998 includes a full year of operating results of TCH, Corporate Lodgings, Inc. ("CLI"), Exclusive Interim Properties, Ltd. ("EIP"), Temporary Housing Experts, Inc. ("THEI"), HAI Acquisition Corp. ("HAI"), BridgeStreet Texas, L.P. and BridgeStreet Arizona, Inc. The operating results for the year ended December 31, 1998 also include the operating results of the following wholly-owned operating subsidiaries from the indicated dates on which they acquired (by merger with or purchase of substantially all of the assets of) flexible accommodation service providers: BridgeStreet North Carolina, Inc. (January 2,
1998); BridgeStreet Raleigh, Inc. (January 2, 1998); BridgeStreet Colorado, Inc. (January 2, 1998); BridgeStreet Texas L.P. ("Austin", January 2, 1998); BridgeStreet Accommodations Limited (February 19, 1998); BridgeStreet Canada, Inc. (March 2, 1998), and BridgeStreet California, Inc. (June 1, 1998).

BridgeStreet's Consolidated Statement of Operations for the year ended December 31, 1997, includes the operating results of TCH, CLI, EIP and THEI, all of which were acquired on January 2, 1997. The operating results for the year ended December 31, 1997 also include the operations of the following wholly-owned operating subsidiaries from the indicated dates on which they acquired (by merger with or purchase of substantially all of the assets of) flexible accommodation service providers: HAI (March 31, 1997); BridgeStreet Texas, L.P. ("Dallas", December 1, 1997); and BridgeStreet Arizona, Inc. ("Arizona", December 1, 1997).

The Statement of Operations of BridgeStreet for the year ended December 31, 1996 consists of the accounts of only TCH, the designated accounting acquirer. Consequently, the 1996 and 1997 periods are not comparable, and the comparison of the periods below is not indicative of future results of operations.

The Company's Consolidated Balance Sheets as of December 31, 1998 and 1997 reflect the accounts of TCH, CLI, EIP, THEI, HAI, Dallas and Arizona. The Company's Consolidated Balance Sheet as of December 31, 1998 also includes the accounts of BridgeStreet North Carolina, Inc., BridgeStreet Raleigh, Inc., BridgeStreet Colorado, Inc., Austin, BridgeStreet Accommodations Limited, BridgeStreet Canada, Inc., and BridgeStreet California, Inc.

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenues. Revenues increased $45.6 million, or 90%, from $50.8 million for the year ended December 31, 1997 to $96.4 million for the year ended December 31, 1998. The increase in revenues was primarily the result of an increase in the number of accommodations rented during the year due to the acquisitions of seven flexible accommodation service providers, plus a full year of revenues for the 1997 acquisitions and growth in existing markets.

         Cost of Services. Cost of services increased $33.6 million, or 89%, from $37.7 million for the year ended December 31, 1997 to $71.3 million for the year ended December 31, 1998. Cost of services, as a percentage of revenues, decreased from 74.4% for the year ended December 31, 1997 to 74.0% for the year ended December 31, 1998. The dollar increase in cost of services was primarily related to the acquisitions of the flexible accommodation service providers, as discussed above. As a percentage of revenues, cost of services decreased slightly from 1997 primarily due to higher gross margins from the Company's Canadian and U.K. subsidiaries. The Company's occupancy rate during 1998 and 1997 was 89%.

         Selling, General and Administrative Expense. Selling, general and administrative expense increased $10.1 million, or 102%, from $9.9 million for the year ended December 31, 1997 to $20.0 million for the year ended December 31, 1998. Selling, general and administrative expense, as a percentage of revenues, increased from 19.5% for the year ended December 31, 1997 to 20.8% for the year ended December 31, 1998. The dollar increase in selling, general and administrative expense was primarily a result of the acquisitions of flexible accommodation service providers, as discussed above, and increased corporate overhead. The increase, as a percentage of revenues, is primarily from increased corporate overhead. The increase in corporate overhead is a direct result of incurring a full year of costs in 1998 for a corporate management team and other costs associated with creating a public company infrastructure. In 1997, these costs primarily were incurred during the second half of the year.

The Statement of Operations for the year ended December 31, 1997 includes $1.2 million of non-recurring, non-cash compensation expense relating to the accelerated vesting of restricted stock held by executive officers. The compensation charge represents the difference between the value of stock issued to officers and the amount paid. The Statement of Operations for the year ended December 31, 1998 includes a restructuring charge of $1.3 million on a pretax basis ($732,000 after tax). This second quarter charge of $1.3 million represented an accrual of $962,000 for severance and other employee benefits for five employees and an accrual of $368,000 for lease termination costs, the write-off of certain software and marketing costs and professional fees associated with the management realignment. The accounting for the restructuring charge is in compliance with the Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." During 1998, $664,000 was charged against the reserve consisting of severance and benefit expenses of $341,000, the write-off of marketing materials and software of $202,000 and professional fees and other expenses of $121,000. The Company expects all costs, with the exception of severance related expenses for two employees, to be incurred by the end of the second quarter of 1999, and no material incremental costs are expected to be recognized in future periods. See footnote 10 in the Notes to the Consolidated Financial Statements for additional information.

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Revenues. Revenues increased $38.4 million, or 309%, from $12.4 million for the year ended December 31, 1996 to $50.8 million for the year ended December 31, 1997. The increase in revenues primarily was the result of an increase in the number of accommodations rented during the year due to the acquisitions of flexible accommodation service providers and growth in existing markets.

         Cost of Services. Cost of services increased $28.7 million, or 317%, from $9.1 million for the year ended December 31, 1996 to $37.8 million for the year ended December 31, 1997. Cost of services as a percentage of revenues increased from 73.0% for the year ended December 31, 1996 to 74.4% for the year ended December 31, 1997. The dollar increase in cost of services was primarily related to the acquisitions of the flexible accommodation service providers. Cost of services increased as a percentage of revenues primarily as a result of lower occupancy rates experienced during the Company's fourth quarter.

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

OTHER INCOME, NET. The components of other income (expense) are as follows for the years ended December 31:


                                                   1998             1997             1996
                                                ---------         --------         --------
             Interest income                    $146,458          $196,253         $ 47,093
             Interest expense                   (451,270)         (120,065)            (107)
             Other, net                          386,298           322,249          108,552
                                                ---------         --------         --------
                      Other Income, net         $ 81,486          $398,437         $155,538
                                                =========         ========         ========

Interest income increased $149,000 in 1997, as a result of the investment of the cash proceeds from the Company's initial public offering. The net proceeds, after repayment of debt, were invested in short-term, interest bearing, investment grade securities at December 31, 1997, and subsequently were used for acquisitions during 1998, resulting in a decrease of $50,000 in interest income in 1998. Interest expense increased by $120,000 in 1997 as a result of borrowings against the line of credit to fund working capital needs. Interest expense increased $331,000 in 1998 due to increased borrowings against the line of credit to fund acquisitions and working capital needs. Other income, consisting primarily of referral fees, increased $64,000 and $214,000 in 1998 and 1997, respectively.
Included in other income for 1998 is a gain on the sale of assets of $32,000.

INCOME TAX PROVISION. For the year ended December 31, 1998, the Company recorded a tax provision of $1.3 million on pretax income of $2.7 million, compared to a tax provision of approximately $1.4 million on pretax income of $1.8 million in 1997. The Company records income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The tax provisions are based on the Company's consolidated effective tax rate after considering nondeductible expenses, such as amortization of goodwill, officers' stock compensation in 1997 and foreign taxes for 1998. The effective tax rates are as follows for the years ended December 31:

                                              1998       1997       1996
                                            -------    -------     -------
                 Effective tax rate           46.5%      75.1%      43.6%


The increase in the 1997 effective tax rate is attributable to the effect of the nonrecurring nondeductible officers' stock compensation charge recognized in 1997.

The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries, as such funds are deemed indefinitely reinvested in those operations. It is not practicable to calculate the deferred taxes associated with these unremitted earnings.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1998, net cash provided by operating activities totaled $561,000. Net cash used in investing activities was $15.5 million, primarily for acquisitions (as described below), the purchase of operating stock and equipment required in the Company's business, and costs associated with implementing a company-wide fully integrated management information system. Net cash provided by financing activities was $7.7 million, primarily due to borrowings against the revolving line of credit. Cash and cash equivalents decreased by $7.3 million during the period and totaled $1.7 million at December 31, 1998.

In September 1997, the Company completed its initial public offering of 3,007,250 common shares, of which 2,092,250 shares were issued by the Company and 915,000 shares were sold by certain stockholders of the Company at a public offering price of $9.00 per share (the "Offering"). The net proceeds to the Company (after deducting underwriting discounts and commissions and expenses incurred in connection with the Offering) of approximately $14.8 million were used to repay $1.0 million of certain indebtedness of the Founding Companies assumed in connection with the Combination (see Note 1 in the Notes to the Consolidated Financial Statements), $2.8 million (of which $1.0 million related to acquisitions) of indebtedness outstanding under the Company's revolving credit facility, $28,000 of the outstanding amount due under a loan made to the Company by the spouse of one of the Company's directors, and approximately $3.6 million for acquisitions and expenses associated with acquisitions. The remaining net proceeds were invested in short-term, interest bearing, investment grade securities at December 31, 1997, and subsequently were used for acquisitions during 1998.

The Company has a revolving credit facility that provides the Company with up to $25.0 million, secured by guarantees by certain material subsidiaries of the Company and a pledge of the capital stock of all of the Company's wholly-owned operating subsidiaries. The credit facility may be used for refinancing of the Company's subsidiaries' indebtedness, acquisitions, working capital and to repurchase up to $1.0 million of the Company's stock. Loans made under the credit facility bear interest, at the Company's option, at 0.25% to 0.5% above the bank's prime lending rate, or 1.75% to 2.0% above the Eurodollar or LIBOR rates. The credit facility will terminate on March 31, 2002, or sooner at the discretion of the Company, and all amounts outstanding thereunder (if any) will be due upon such termination. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness, (iii) requires the bank's approval for certain acquisitions and (iv) requires the Company to comply with certain financial covenants. The Company had $0 and $7.5 million outstanding under the facility at December 31, 1997 and December 31, 1998, respectively. At December 31, 1998, the Company's weighted average interest rate was 6.75%.

         Subsequent to the Combination through December 31, 1997, the Company made three additional acquisitions. The acquisitions were accounted for using the purchase method of accounting. The aggregate cost of these acquisitions was $6.75 million, consisting of $4.4 million of cash and $2.35 million of stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $7.4 million that is being amortized over 35 years.

During 1998, the Company acquired seven companies. The acquisitions have been accounted for using the purchase method of accounting. The total aggregate cost of these acquisitions was approximately $16.3 million, consisting of cash and promissory notes of $12.1 million and $4.2 million in common stock or securities exchangeable for common stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $17.0 million that is being amortized over 35 years. Details regarding these acquisitions are noted below.

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

On January 2, 1998, the Company acquired certain assets of Accommodations by Apple-Denver and Accommodations by Apple-Austin, two flexible accommodation companies servicing several markets in the Denver metropolitan area including Colorado Springs, Boulder and Fort Collins, and in Austin, Texas, and surrounding cities. The purchase consideration of the two acquisitions was cash, funded from the proceeds of the Offering, and promissory notes. The acquisitions had revenues of approximately $2.6 million in 1997.

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

The Company intends to continue to pursue growth through the acquisition of selected flexible accommodation service providers as well as increasing the number of affiliations with its Network Partners throughout the United States, Canada and Europe. The Company's primary sources of funding to date have been cash flow from operations, proceeds from the Offering and its revolving credit facility. The Company anticipates that cash flow from operations and funds from its revolving credit facility will be its principal future sources of funding. The Company's principal future uses of cash, in addition to cash used in operating activities, include funding of acquisitions and investment in the Company's management information systems. The Company does not plan to make any material capital expenditures for leasehold improvements. Capital expenditure requirements in 1999 are anticipated to be approximately $3.5 million, primarily related to the Company's management information systems. For the year ended December 31, 1998, the Company had capital expenditures of $4.1 million. While there can be no assurance, management believes that cash flow from operations and funds from the revolving credit facility will be adequate to meet the Company's capital requirements for the next 12 months, depending on the size and methods of financing potential acquisitions.

EFFECTS OF FOREIGN CURRENCY AND INFLATION

         With the acquisitions of London Life and GTA in 1998, the Company now operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the volatility that is associated with exchange rate movements. The effects of foreign currency on operating results in the current year were not material to the Company.

         Due to the relatively low levels of inflation experienced in 1998, 1997 and 1996, inflation did not have a significant effect on the results of the Company or TCH during these periods.

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

MANAGEMENT INFORMATION SYSTEMS AND YEAR 2000 ISSUES

         The Company was formed in August 1996 and during 1997 and 1998 has acquired fifteen flexible accommodation companies. The acquired companies each had different computer hardware and software systems. As a result, the Company has undertaken a complete review and assessment of its information technology ("IT") systems. The Company has determined that all accounting and property management systems will be replaced with a single integrated system. Year 2000 ("Y2K") compliance is a requirement for all new systems the Company has acquired and will acquire or develop internally. The Company is in the process of analyzing all other non-information technology systems such as security, electrical, fire protection, voice and data communication systems, which may contain embedded technology microprocessors or other similar circuitry, to adequately address Year 2000 issues. The Company expects to complete this review by the end of the third quarter of 1999.

         STATE OF READINESS. During the fourth quarter of 1997, the Company evaluated several major accounting software vendors. Key criteria evaluated included: Y2K compliance; meeting company functional requirements; reporting capabilities; software flexibility and scalability; vendor stability, growth and support; ease of use; and cost. In the first quarter of 1998, based on these criteria and extensive review of the software vendors, the Company selected an accounting software vendor. During the second and third quarters of 1998, the Company undertook phase one of its financial systems implementation. Phase one included: analyzing accounting requirements; purchasing and setting up hardware and application software; conducting a conference room pilot; and application documentation and training. In August of 1998, the Company began the roll out phase in the Company's Cleveland Region. The Company is in the process of rolling out the accounting software application to each of its regions with planned completion during the second quarter of 1999. By the end of the first quarter of 1999, the software was fully implemented in seven regions. All remaining regions are scheduled to undergo the conversion process in the second quarter of 1999. The Company also is implementing a wide area network (WAN) to connect all offices to the central computer system.

         During the first quarter of 1998, the Company evaluated several major property management software vendors. Key criteria evaluated included: Y2K compliance; meeting company functional requirements; reporting capabilities; software flexibility and scalability; vendor stability, growth and support; ease of use; and cost. Based on this review the Company determined that there was no one software application that entirely met the key needs of the Company. In the second quarter of 1998, the Company made the decision to internally develop its property management systems. The system will be developed within the accounting software package discussed above. This will provide the Company with a fully integrated accounting and property management system. During 1997 the Company had developed a prototype property management system which will be the underlying design framework for the first phase of the property management system.

         During the third quarter of 1998, the Company undertook phase one of its property management systems implementation. Phase one included: analyzing property management requirements; purchasing and setting up hardware and application software; conducting a conference room pilot; and, application documentation and training. This phase was completed and during the fourth quarter of 1998 and the Company began programming of the system. The Company expects to begin the pilot installation of the system at the end of the first quarter, 1999. Full implementation to all Company offices will begin at the end of the second quarter with completion during the third quarter of 1999.

         The total cost to replace existing software, hardware and the cost of implementing the new accounting and property management systems is estimated to be $3.0 million, which will be capitalized as incurred.

         CONTINGENCY PLANS AND RISKS OF THE COMPANY'S Y2K ISSUES. The Company believes it has the internal controls and manual systems in place to prevent any material interruption in its business operations due to Y2K problems. Prior to the complete implementation of the new accounting and property management systems, the Company's operating subsidiaries that do not have the new systems will continue to operate primarily in a manual environment. The Company's contingency plan is to rely on these manual systems and controls at each operating subsidiary until each subsidiary has fully implemented the new systems.

         The Company is working with its processing banks to ensure their systems are Y2K compliant. All of these costs will be borne by the processing banks. In the event some of the processing banks are unable to convert their systems, the Company will switch to banks that are able to perform the processing requirements of the Company. While the Company does not have a relationship with any particular third-party vendors (property owners, houseware and furniture companies, utility providers) which is material to its operations, there can be no assurances that the systems of other companies on which the Company relies will be Y2K compliant on a timely manner, or that their failure to achieve Y2K compliance will not have an adverse impact on the Company's operations. Costs associated with any such failure cannot be reasonably estimated.

     Factors To Be Considered

The information set forth above contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements. Readers should refer to the discussion under "Risk Factors" contained in the Company's Registration Statement on Form S-4 (No. 333-39187) filed with the Securities and Exchange Commission, which is incorporated herein by reference, concerning certain factors which could cause the Company's actual results to differ materially from the results anticipated in the forward-looking statements contained herein.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        BRIDGESTREET ACCOMMODATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                             1998               1997
                                                                             -----              ----
                                                 ASSETS
Current Assets:
  Cash and cash equivalents                                              $ 1,652,028       $  8,922,215
  Trade accounts receivable, less allowance for doubtful
      accounts of $270,000 in 1998 and $167,000 in 1997                    5,976,054          2,217,930
  Security deposits held by landlords                                        534,815            264,541
  Deferred income taxes                                                      691,591            524,156
  Prepaid rent                                                             2,066,086            817,769
  Other current assets                                                     1,019,983            709,254
                                                                         -----------       ------------
         Total current assets                                             11,940,557         13,455,865
Operating stock, net of accumulated amortization                           2,217,562          1,682,579
Property and equipment, net of accumulated depreciation                    5,379,024          2,535,094
Other assets                                                                  10,150            208,930
Due from stockholders/affiliates                                                  --            348,000
Goodwill, net of accumulated amortization                                 40,576,629         24,332,484
                                                                         -----------       ------------
         Total assets                                                    $60,123,922       $ 42,562,952
                                                                         ===========       ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                   $   778,715       $     20,121
  Due to stockholders and affiliates                                         369,949            100,835
  Accounts payable                                                         1,136,952          1,027,307
  Accrued payroll and employee benefits                                    1,250,828            511,963
  Accrued expenses, other                                                  3,278,080          1,473,486
  Deferred revenue                                                         1,163,181            690,509
  Security deposits due to customers                                         612,057            459,251
                                                                         -----------       ------------
         Total current liabilities                                         8,589,762          4,283,472
Long-term debt, net of current maturities                                  7,608,452             25,803
Deferred income taxes                                                        939,381            675,480
Commitments and contingencies
Stockholders' Equity:
    Preferred stock, $0.01 par value; authorized 5,000,000 shares;
                      no shares issued or outstanding                             --                 --
    Common stock, $0.01 par value; authorized 35,000,000 shares;
                  8,169,835 shares issued and outstanding in 1998;
                  7,789,345 shares issued and outstanding in 1997             81,698             77,893
    Additional paid in capital                                            40,134,726         35,889,414
    Retained earnings                                                      3,069,958          1,610,890
    Accumulated other comprehensive income                                  (300,055)                --
                                                                         -----------       ------------
      Total stockholders' equity                                          42,986,327         37,578,197
                                                                         -----------       ------------
         Total liabilities and stockholders' equity                      $60,123,922       $ 42,562,952
                                                                         ===========       ============


See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                     Year Ended December 31
                                                          --------------------------------------------
                                                          BridgeStreet    BridgeStreet         TCH
                                                             1998             1997             1996
                                                          -----------     -----------      -----------

Revenues                                                  $96,408,923     $50,750,352      $12,399,750
Operating Expenses:
    Cost of services                                       71,310,397      37,736,902        9,052,165
    Selling, general and administrative expense            20,025,897       9,887,041        2,326,772
    Officers' stock compensation                                   --       1,210,261               --
    Goodwill amortization                                   1,097,624         489,148               --
    Restructuring charge                                    1,330,000              --               --
                                                          -----------     -----------      -----------
         Total operating expenses                          93,763,918      49,323,352       11,378,937
                                                          -----------     -----------      -----------
             Operating income                               2,645,005       1,427,000        1,020,813
Other Income (Expense):
    Interest income                                           146,458         196,253           47,093
    Interest expense                                         (451,270)       (120,065)            (107)
    Other income, net                                         386,298         322,249          108,552
                                                          -----------     -----------      -----------
         Other income, net                                     81,486         398,437          155,538
                                                          -----------     -----------      -----------
             Income before provision for income taxes       2,726,491       1,825,437        1,176,351
    Provision for income taxes                              1,267,423       1,371,346          512,627
                                                          -----------     -----------      -----------
    Net income                                            $ 1,459,068     $   454,091      $   663,724
    Other comprehensive income:
         Foreign currency translation adjustment              300,055              --               --
                                                          -----------     -----------      -----------
    Comprehensive income                                  $ 1,159,013     $   454,091      $   663,724
                                                          ===========     ===========      ===========

    Net income per share-basic and diluted                $      0.18     $      0.08      $      0.42
                                                          ===========     ===========      ===========

    Weighted average shares outstanding-basic               8,123,306       5,904,484        1,596,350

    Weighted average shares outstanding-diluted             8,123,306       5,930,248        1,596,350




See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                            Additional              Accumulated Other      Total
                                            COMMON STOCK       Treasury      Paid-In        Retained   Comprehensive   Stockholders'
                                       Shares       Amount       Stock       Capital        Earnings       Income          Equity
                                     ---------     --------    --------    -----------     ----------   ----------     -----------
Balance at 12/31/95                      2,056     $ 31,000    $ (4,185)             -     $  842,308            -     $   869,123
 Net income                                  -            -           -              -        663,724            -         663,724
 Cash dividend                               -            -           -              -       (349,233)           -        (349,233)
                                     ---------     --------    --------    -----------     ----------   ----------     -----------
Balance at 12/31/96                      2,056       31,000      (4,185)             -      1,156,799            -       1,183,614
 Original BridgeStreet equity        1,174,000       11,740           -         (9,024)             -            -           2,716
 Merger of TCH and BridgeStreet         (2,056)     (31,000)      4,185              -              -            -         (26,815)
 Issuance of stock to founders       4,301,000       43,010           -     17,548,922              -            -      17,591,932
 Officers' stock compensation                -            -           -      1,210,261              -            -       1,210,261
Common stock offering                2,092,250       20,922           -     14,791,476              -            -      14,812,398
 Issuance of stock to acquired
   companies                           222,095        2,221           -      2,347,779              -            -       2,350,000
 Net income                                  -            -           -              -        454,091            -         454,091
                                     ---------     --------    --------    -----------     ----------   ----------     -----------
Balance at 12/31/97                  7,789,345     $ 77,893           -    $35,889,414     $1,610,890            -     $37,578,197
 Issuance of stock to acquired
   companies                           379,958        3,800           -      4,240,529              -            -       4,244,329
 Options exercised                         532            5           -          4,783              -            -           4,788
 Foreign currency translation                -            -           -              -              -   $ (300,055)       (300,055)
 Net income                                  -            -           -              -      1,459,068            -       1,459,068
                                     ---------     --------    --------    -----------     ----------   ----------     -----------
Balance at 12/31/98                  8,169,835     $ 81,698                $40,134,726     $3,069,958   $ (300,055)    $42,986,327
                                     =========     ========    ========    ===========     ==========   ==========     ===========

See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31
                                                                      ----------------------------------------------------
                                                                      BridgeStreet        BridgeStreet                 TCH
                                                                          1998                 1997                   1996
                                                                          ----                 ----                   ----
Cash Flows From Operating Activities:
    Net income                                                        $ 1,459,068         $   454,091             $   663,724
    Adjustments to reconcile net income to net
        cash provided by operating activities--
        Officers' stock compensation                                           --           1,210,261                      --
        Depreciation and amortization                                   2,522,981             990,346                  60,333
        Gain on sale of assets                                            (32,487)                 --                    (500)
        Deferred income taxes                                              96,466             225,942                  97,334

       Changes in operating assets and liabilities
        excluding the effect of acquisitions--
         Accounts receivable                                           (3,347,939)           (420,154)                (38,796)
         Security deposits held by landlords                             (132,322)            (83,560)                     --
         Prepaid expenses and other assets                               (170,408)         (1,514,887)                 36,883
         Accounts payable and accrued expenses                            175,396             656,731                (349,991)
         Accrued income taxes                                                  --            (191,988)               (401,520)
         Security deposits due to customers                              (396,853)            (24,451)                     --
         Deferred revenue                                                 387,226              30,749                      --
                                                                      -----------         -----------             -----------
             Net cash provided by operating activities                    561,128           1,333,080                  67,467
                                                                      -----------         -----------             -----------
Cash Flows From Investing Activities:
    Purchases of investments in short-term marketable
        securities                                                             --            (124,997)               (330,887)
    Sales of investments in short-term marketable
        securities                                                             --             277,250                 397,934
    Acquisitions, net of cash acquired                                (11,503,537)         (4,388,120)                     --
    Proceeds from sale of assets                                           90,420                  --                   4,507
    Purchases of operating stock                                         (895,177)           (768,321)                (77,642)
    Purchases of property and equipment                                (3,204,010)           (876,936)                (28,012)
                                                                      -----------         -----------             -----------
             Net cash used for investing activities                   (15,512,304)         (5,881,124)                (34,100)
                                                                      -----------         -----------             -----------
Cash Flows From Financing Activities:
    Proceeds from initial public offering, net of offering costs               --          14,812,398                      --
    Proceeds from sale of stock                                             4,787                  --                      --
    Foreign currency translation adjustment                              (300,055)                 --                      --
    Borrowings against line of credit                                   7,500,000           2,775,000                      --
    Repayment against line of credit                                           --          (2,775,000)                     --
    Addition (repayment) of long-term debt                                214,478          (1,212,807)                144,034
    Due to stockholders/affiliates                                        261,779            (727,271)                (64,844)
    Cash dividend                                                              --                  --                (349,233)
                                                                      -----------         -----------             -----------
             Net cash provided by (used for) financing activities       7,680,989          12,872,320                (270,043)
                                                                      -----------         -----------             -----------
             Net increase(decrease) in cash
             and cash equivalents                                      (7,270,187)          8,324,276                (236,676)
  Cash and cash equivalents, beginning of year                          8,922,215             597,939                 834,615
                                                                      -----------         -----------             -----------
  Cash and cash equivalents, end of year                             $  1,652,028          $8,922,215             $   597,939
                                                                     ============         ===========             ===========


Supplemental Cash Flow Information:
  Cash paid for interest                                             $    416,901         $  158,786              $       107
                                                                     ============         ==========              ===========
  Cash paid for income taxes                                         $  1,773,512         $1,327,975              $   828,618
                                                                     ============         ==========              ===========


Non-Cash Transaction:
    During the first quarter of 1997, the Company exchanged 4,301,000 shares of Common Stock of the Company for all of the outstanding stock of the five Founding Companies. Additionally, during the fourth quarter, the Company exchanged approximately 222,000 shares of Common Stock of the Company for the assets of two flexible accommodation providers.
    In the first quarter of 1998, the Company issued approximately 380,000 shares of Common Stock of the Company or securities convertible into Common Stock of the Company as consideration for acquisitions.

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

         The consolidated financial statements presented herein have been prepared by the Company and include the accounts of TCH, Corporate Lodgings, Inc., Exclusive Interim Properties, Ltd. and Temporary Housing Experts, Inc. all of which (together with certain affiliated companies) were merged with and into subsidiaries of the Company on January 2, 1997, as well as the accounts of the following wholly-owned operating subsidiaries from the indicated dates on which they acquired (by merger with or purchase of substantially all of the assets of) flexible accommodation service providers: HAI Acquisition Corp. (March 31,
1997); BridgeStreet Texas, L.P. (Dallas, December 1, 1997); BridgeStreet Arizona, Inc. (December 1, 1997); BridgeStreet North Carolina, Inc. (January 2,
1998); BridgeStreet Raleigh, Inc. (January 2, 1998); BridgeStreet Texas, L.P. (Austin, January 2, 1998); BridgeStreet Colorado, Inc. (January 2, 1998); BridgeStreet Accommodations Limited (February 19, 1998); BridgeStreet Canada, Inc. (March 2, 1998); and BridgeStreet California, Inc. (June 1, 1998). All intercompany accounts and transactions have been eliminated.

         The financial position at December 31, 1996, and the results of operations and cash flows for the year ended December 31, 1996, presented herein are of TCH, the designated accounting acquirer.

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

Financial Instruments

         The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Investments in short-term marketable securities are deemed to be available-for-sale, and accordingly, are stated at their fair value. Other financial instruments consisting of trade and other receivables, and long-term debt, are considered to have a fair value which approximates carrying value at December 31, 1998 and 1997.

Concentration of Credit Risk

         Concentration of credit risk is limited to accounts receivable. The Company may require collateral or other security to support their receivables. The Company conducts periodic reviews of its clients' financial condition and payment practices to minimize collection risks on accounts receivable.

Deferred Acquisition Costs

         Deferred acquisition costs consist primarily of legal, accounting and other professional fees incurred in connection with the acquisitions of flexible accommodation service providers. All the costs associated with the acquisitions will be included as a component of the purchase price pursuant to the purchase method of accounting. At December 31, 1998 and 1997, the Company had deferred acquisition costs of $0 and $56,000, respectively, relating to acquisitions which had not closed at December 31, 1997, and are included in other current assets in the accompanying consolidated balance sheets.

Operating Stock

         Operating stock to furnish new units, including linen, glassware, silverware, utensils and minor appliances, is capitalized as it is purchased and amortized over a three year period to a residual value of 50% of the original cost. Additional purchases of operating stock for units already established are expensed as incurred.

Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recorded in the consolidated statements of operations. Depreciation is determined using the straight-line method for financial reporting purposes over the estimated useful lives of the respective assets. The double-declining balance method is used for tax purposes. Estimated useful lives are as follows:

                                                        Estimated
         Asset Classification                          Useful Life
         --------------------                          -----------
         Computer hardware and software...............  3-7  Years
         Office furniture and equipment...............  5-7  Years
         Automobiles..................................    5  Years
         Condominiums.................................   39  Years
         Leasehold Improvements.......................  Lease life up to 7 Years

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

Goodwill

         Goodwill represents the excess purchase price paid over the fair value of the net assets acquired and all transaction costs incurred in connection with the acquisitions. The amortization of goodwill is provided on a straight-line basis over a 35-year period. Goodwill amortization totaled $1,098,000 and $489,000 in 1998 and 1997, respectively. Accumulated amortization of goodwill totaled $1,587,000 and $489,000 at December 31, 1998 and 1997, respectively.

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

Reclassification

         Certain items in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

3.  COMPREHENSIVE INCOME

         Effective January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in stockholders' equity from non-owner sources and for the Company, includes net income and changes in the foreign currency translation adjustment. The adoption of this statement had no impact on the Company's net income or stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of this statement.

4.  BUSINESS SEGMENTS

         In 1998 the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to identify segments consistent with the manner in which management makes decisions about allocating resources to segments and measuring their performance. It also requires disclosure of products and services, geographic areas and major customers. The following disclosures have been made in accordance with this new statement.

         In 1998, Andersen Consulting accounted for approximately $11 million, or 11.4% of the Company's consolidated 1998 revenues. No client accounted for more than 10% of the Company's 1997 revenues.

          No single country outside of the United States comprised more than 10% or more of the Company's revenue from external customers. The Company had revenues of approximately $16.1 million, or 16.7% of total consolidated revenues from its Canadian and U.K. subsidiaries. Pre-tax income from these subsidiaries totaled $2.3 million, or 26.2% of total consolidated pretax income, before corporate expenses, in 1998. The Company had revenues of approximately $80.3 million, or 83.3% of total consolidated revenues from its United States operations. Pre-tax income from United States operations before corporate expenses was $6.5 million, or 73.8% of total consolidated pretax income.

 Long-term assets located outside the United States are as follows:

     Property and equipment                  $   574,000
     Goodwill                                 11,339,000
                                             -----------
                                             $11,913,000
                                             ===========

All remaining long-term assets are located in the United States.

5.  INCOME TAXES

         The Company records income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The components of income before provision for income taxes follow:



                                                      1998          1997            1996
                                                      ----          ----            ----

         Domestic (net of corporate overhead)    $   421,000    $ 1,825,000     $ 1,176,000
         Foreign                                   2,305,000              0               0
                                                 -----------    -----------     -----------
            Total                                $ 2,726,000    $ 1,825,000     $ 1,176,000
                                                 ===========    ===========     ===========

Provision for income taxes follows:
                                                      1998          1997            1996
                                                      ----          ----            ----
         Current tax expense
          Federal                                $   155,000    $ 1,077,000     $   531,000
          State and local                            174,000        226,000         113,000
          Foreign                                    848,000              0               0
                                                 -----------    -----------     -----------
            Total current expense                $ 1,177,000    $ 1,303,000        $644,000
                                                 -----------    -----------     -----------

         Deferred tax expense
          Federal                                $    79,000    $    58,000     $  (108,000)
          State and local                             29,000         10,000        ( 23,000)
          Foreign                                    (18,000)             0               0
                                                 -----------    -----------     -----------
            Total deferred expense               $    90,000    $    68,000     $  (131,000)
                                                 -----------    -----------     -----------

         Total provision for income taxes        $ 1,267,000    $ 1,371,000     $   513,000
                                                 ===========    ===========     ===========

Total income tax payments, net of refunds, were $1.1 million, $1.3 million and $0.8 million in 1998, 1997 and 1996, respectively.

A reconciliation of the federal statutory income tax rate of 34% and the effective income tax rate for the year ended December 31 follows:


                                                1998              1997            1996
                                                ----              ----            ----

         Income before income taxes        $ 2,726,000       $ 1,825,000      $ 1,176,000
                                           ===========       ===========      ===========

Tax Expense at U.S. statutory rate           $ 927,000           621,000        $ 400,000
State taxes, net of federal tax benefit        115,000           156,000           85,000
Foreign tax effect - net                       162,000                --               --
         Goodwill                              255,000           161,000               --



Officers' stock award                               --           411,000               --
Other - net                                   (192,000)           22,000           28,000
                                           -----------       -----------      -----------
Provision for income taxes                 $ 1,267,000       $ 1,371,000        $ 513,000
                                           ===========       ===========      ===========

Effective income tax rate:                    46.5%              75.1%           43.6%



Deferred tax assets (liabilities) at December 31, 1998 and 1997 follow:


                                                    1998           1997
                                                    ----           ----
Deferred tax assets
 Accruals not yet deductible for tax purposes    $  839,000    $  443,000
 Accounts receivable                               (195,000)       97,000
 Deferred income                                     41,000            --
 Other                                                7,000       (16,000)
                                                 ----------    ----------
     Gross deferred tax assets                   $  692,000    $  524,000
                                                 ==========    ==========

Deferred tax liabilities
 Operating stock                                 $ (800,000)   $ (673,000)
 Fixed assets                                      (114,000)           --
 Other                                             ( 25,000)       (2,000)
                                                 ----------    ----------
     Gross deferred tax liabilities              $ (939,000)   $ (675,000)
                                                 ==========    ==========

Net deferred tax liability                       $ (247,000)   $ (151,000)
                                                 ==========    ==========


         The company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries, as such funds are deemed indefinitely reinvested in those operations. It is not practicable to calculate the deferred taxes associated with these unremitted earnings.


6.  ACQUISITIONS

         As discussed in Note 1, in the first quarter of 1997, the Company merged with five flexible accommodation operating companies in stock-for-stock tax-free mergers. The mergers have been accounted for using the purchase method of accounting with TCH designated as the accounting acquirer and the other operating companies designated as "acquired companies." The results of operations of the "acquired companies" have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price and allocation of the purchase price of the four "acquired companies," including the value of stock issued to the founders of BridgeStreet as a transaction fee, was approximately $17.7 million based on an independent appraisal of the net assets acquired. The aggregate cost of the acquisitions exceeded the estimated fair value of assets and liabilities of the acquired companies by $17.5 million which is being amortized as goodwill over 35 years.

         Subsequent to March 31, 1997, the Company made three additional acquisitions during 1997. The cost of these acquisitions was $6.75 million, consisting of $4.40 million of cash and $2.35 million of stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $7.4 million.

         Subsequent to December 31, 1997, the Company acquired seven companies. The acquisitions have been accounted for using the purchase method of accounting. The total aggregate cost of these acquisitions was approximately $16.3 million, consisting of cash and notes of $12.1 million and $4.2 million in common stock or securities exchangeable for common stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $17.0 million that is being amortized over 35 years.

         The following table presents unaudited selected financial information for the Company, the five Founding Companies, and the acquisitions of ABA, Inc. of Dallas, ABA, Inc. of Phoenix, Home on the Road, Inc. of Charlotte, Home on the Road-Raleigh, London Life, GTA and Gracious Corporate Lodging on a pro forma basis, assuming the companies had been combined and the initial public offering had occurred as of the beginning of 1997.

                                                  Year ended December 31,
                                               -----------------------------
                                                   1998             1997
                                                   ----             ----
Revenues                                      $ 102,642,000     $ 88,261,000
Net income                                    $   1,617,000     $  1,398,000
Net income per share-basic and diluted        $        0.20     $       0.17

         The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made at the beginning of 1998 and 1997, respectively.

7.    PROPERTY AND EQUIPMENT, AND OPERATING STOCK

         Property and equipment, and operating stock consist of the following at December 31:


                                                             1998               1997
                                                            ------              ----

Land                                                     $  266,235         $  266,235
Condominiums                                                998,484          1,069,165
Computer hardware and software                            2,776,076            697,724
Office furniture and equipment and leasehold
  improvements                                            2,216,008            813,981
Automobiles                                                 491,894            228,661
                                                         ----------         ----------
         Total property and equipment                     6,748,697          3,075,766
Less-accumulated depreciation                             1,369,673            540,672
                                                         ----------         ----------
         Property and equipment, net                     $5,379,024         $2,535,094
                                                         ==========         ==========

Operating stock                                          $3,263,510         $2,132,173
Less-accumulated amortization                             1,045,948            449,594
                                                         ----------         ----------
Operating stock, net                                     $2,217,562         $1,682,579
                                                         ==========         ==========


         Depreciation expense was $829,003, $259,730 and $30,526 in 1998, 1997 and 1996, respectively. Operating stock amortization expense was $596,354, $241,468 and $29,807 in 1998, 1997 and 1996, respectively.

8.    ACCRUED EXPENSES, OTHER

         Accrued expenses, other includes the following at December 31:

                                                    1998             1997
                                                    ----             ----
         Accrued sales and use tax              $  440,000       $  470,000
         Accrued maintenance                       529,000          380,000
         Accrued legal and accounting               90,000          125,000
         Accrued restructuring                     666,000               --
         Accrued other                           1,553,000          498,000
                                                 ---------       ----------
         Total                                  $3,278,000       $1,473,000
                                                ==========       ==========

                                       30

9.   RELATED PARTY TRANSACTIONS

         An operating subsidiary of the Company purchases advertising space from City Visitor Publications, Inc., ("City Visitor"), an entity that publishes a travel magazine and is 100% owned by a former executive officer and beneficial shareholder of the Company. Included in the accompanying consolidated statements of operations for the years ended December 31, 1998 and 1997 are $22,500 and $16,000 of advertising expenses paid to City Visitor. In addition, during 1997 the Company from time to time paid expenses on behalf of City Visitor which are subsequently repaid to the Company by City Visitor. Included in accounts receivable in the accompanying consolidated balance sheet is $3,300 for the period ended December 31, 1997. In addition, through June 1997, the Company performed certain general and administrative functions, such as accounting and finance, on behalf of City Visitor. In connection with these services, the Company billed City Visitor approximately $1,900 for the year ended December 31, 1997.

         For the period September 12, 1995, through December 12, 1997, TCH had an exclusive furniture lease agreement with Integrity Furniture, Inc., which is 49% owned by SLD Partnership ("SLD"), an Ohio general partnership and a beneficial owner of more than 5% of the Company's common stock. The agreement provided the lessor with the exclusive right to furnish all of TCH's leased accommodations in Pittsburgh, Pennsylvania, at agreed upon prices. In management's opinion, the lease terms and rental amounts were comparable to other agreements that TCH has entered into with unaffiliated entities.

         TCH leases televisions, VCRs and microwave ovens from Saturn Enterprises, Inc. ("Saturn"), which is owned by the spouse of one of the Company's directors. The original agreement commenced on January 1, 1989, and was renewed on December 28, 1995, for a three-year period beginning on January 1, 1996. These items are rented at rates that are comparable to those charged by unaffiliated companies. Included in accounts payable in the accompanying consolidated balance sheets at December 31, 1998 and 1997, are amounts owed to Saturn of approximately $18,000 and $17,500, respectively.

         An operating subsidiary of the Company leases office space from ABA Office Corporation, Inc. which is 100% owned by a senior manager of the Company. Included in the accompanying consolidated statements of operations for the periods ended December 31, 1998 and 1997, is $24,100 and $1,900 of rent expense related to the office space, respectively. Included in accounts payable in the accompanying consolidated balance sheets at December 31, 1998 and 1997 are amounts due ABA Office Corporation of $0 and $1,900, respectively. In management's opinion, the lease terms and rental amounts are comparable to amounts charged by unaffiliated entities.

10.  RESTRUCTURING CHARGE

         During the second quarter of 1998, the Company announced a realignment of its senior management, which was primarily responsible for a charge of $1.33 million on a pretax basis ($732,000 after tax). The second quarter charge to earnings of $1.33 million represents an accrual of $962,000 for severance and other employee benefits for five employees and an accrual of $368,000 for lease termination costs, the write-off of certain software and marketing costs and professional fees associated with the realignment. The accounting for the restructuring charge is in compliance with the Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." During 1998, $664,000 was charged against the reserve consisting of severance and benefit expenses of $341,000, the write-off of marketing materials and software of $202,000 and professional fees and other expenses of $121,000. The Company expects all costs, with the exception of severance related expenses for two employees, to be incurred by the end of the second quarter of 1999, and no material incremental costs are expected to be recognized in future periods.

11.  COMMITMENTS AND CONTINGENCIES

         Employment Contracts. During the first quarter of 1997, the Company entered into three-year employment contracts with three officers requiring minimum base salaries aggregating $450,000 per year. The contracts also provide severance benefits of up to the longer of 12 months pay or the remaining contract term for two of the officers. During the second quarter of 1998 the Company announced a management restructuring and entered into severance agreements with two of the officers. See footnote 10, above, for additional information. During 1998, the Company entered into a three year employment contract with its Chief Executive Officer. The contract expires in June of 2001. Also subsequent to December 31, 1998, the company amended the employment contract of its Chief Financial Officer to extend the contract for an additional year. The contract now expires in May of 2001.

         Lease Commitments. The Company leases administrative offices, accommodations and furniture at several locations through July, 2004. Rent expense for the years ended December 31, 1998 and 1997 was $56,031,000 and $30,941,000, respectively. Minimum future rental payments on non-cancelable leases at December 31, 1998, are as follows:

                                                  OPERATING LEASES
                                                  ----------------
               1999                                  $4,492,000
               2000                                   1,598,000
               2001                                     846,000
               2002                                     650,000
               2003                                     444,000
               Thereafter                                72,000
                                                     ----------
                        Total                        $8,102,000
                                                     ==========

         The Company is party to litigation in the ordinary course of business. The Company does not anticipate an unfavorable result in any such litigation or believe that an unfavorable result, if it occurred, would have a material adverse effect on its business, financial condition or results of operations.

12.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is effective for periods ending after December 15, 1997. The standard requires the presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS replaces the primary EPS calculation required under APB Opinion No. 15. Basic EPS excludes dilution and is calculated using the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The share amounts used to calculate 1998, 1997 and 1996 earnings per share amounts are as follows:


                                                   1998           1997        1996
                                                   ----           ----        ----

     Basic common shares (weighted average)      8,123,306     5,904,484    1,596,350
     Dilutive stock options                             --        25,764           --
                                                 ---------     ---------    ---------
     Diluted common shares                       8,123,306     5,930,248    1,596,350
                                                 =========     =========    =========


         The weighted average number of common shares outstanding in 1996 is the number of shares issued by the Company on January 2, 1997, in exchange for all the issued and outstanding capital stock of TCH.

         There were no dilutive stock options outstanding at December 31, 1998 as all stock options were anti-dilutive. There are no adjustments to the reported amounts of net income for purposes of computing diluted EPS.

13.  REVOLVING CREDIT AGREEMENT AND LONG-TERM DEBT

         During the first quarter of 1998 the Company amended its revolving credit facility agreement increasing the line from $10 million to $25 million. The revolving credit agreement, secured by the capital stock of the Company's operating subsidiaries, extends to March 31, 2002. During the first quarter of 1999, the Company amended certain terms of its revolving credit facility agreement. Interest is payable, at the Company's option, at 0.25 to 0.5% above the bank's prime lending rate, or 1.75% to 2.0% above the Eurodollar or LIBOR rates. A commitment fee is payable on the average unused credit at a rate of 0.375% to 0.45%. The revolving credit agreement contains certain restrictive covenants with which the Company must comply. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness, (iii) requires the bank's approval for acquisitions meeting certain cash and total acquisition consideration and (iv) requires the Company to comply with certain financial covenants. The Company was in compliance with these convenants at December 31, 1998. The Company had $7.5 million and $0 outstanding under the facility at December 31, 1998 and 1997. At December 31, 1998, the Company's weighted average interest rate was 6.75%.

         At December 31, 1998, the Company had two non-interest bearing promissory notes payable totaling $730,000 resulting from two acquisitions. Of the notes, one note for $100,000 is due and payable on February 1, 1999 and the other note for $630,000 is payable on June 1, 1999. The Company also has term notes and capitalized leases, which are secured by fixed assets, totaling approximately $157,000. These notes and leases are payable in various installments through May 2002.

14.  CAPITAL STOCK

         The Company's authorized capital stock consists of 35,000,000 shares of Common Stock, $.01 par value per share, and since April 10, 1997, 5,000,000 shares of Preferred Stock, $0.01 par value per share.

         Common Stock. On September 24, 1997, the Company completed its initial public offering of 3,007,250 common shares, of which 2,092,250 shares were issued by the Company and 915,000 shares were sold by certain stockholders of the Company at a public offering price of $9.00 per share (the "Offering"). The net proceeds to the Company (after deducting underwriting discounts and commissions and expenses incurred in connection with the Offering) of approximately $14.8 million were used to repay $1.0 million of certain indebtedness of the Founding Companies assumed in connection with the Combination, $2.8 million (of which $1.0 million related to acquisitions) of indebtedness outstanding under the Company's revolving credit facility, $28,000 of the outstanding amount due under a loan made to the Company by the spouse of one of the Company's directors, and approximately $3.6 million for acquisitions and expenses associated with acquisitions. The remaining net proceeds were invested in short-term, interest bearing, investment grade securities at December 31, 1997, and subsequently used for acquisitions, working capital and general corporate purposes.

         At December 31, 1998 and 1997, there were 8,169,835 and 7,789,345 shares of Common Stock outstanding, respectively. Holders of Common Stock are entitled to one vote for each share held of record on all matters to be submitted to a vote of the stockholders, and do not have cumulative voting rights. In the event of any liquidation, dissolution or winding-up of the affairs of the Company, holders of Common Stock will be entitled to share ratably in the assets of the Company remaining after payment or provision for payment of all of the Company's debts and obligations and after liquidation payments to holders of outstanding shares of Preferred Stock, if any.

         Preferred Stock. At December 31, 1998 and 1997, there were no shares of Preferred Stock outstanding. Holders of Preferred Stock would have priority over the holders of Common Stock with respect to dividends, and to other distributions, including the distribution of assets upon liquidation. The Board of Directors has the authority, without stockholder authorization, to issue shares of Preferred Stock in one or more series and to fix terms, limitations, relative rights and preferences and variations as among series.

15.    RESTRICTED STOCK COMPENSATION

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

16.    STOCK OPTION PLANS

         The Company adopted the 1997 Equity Incentive Plan (the "Equity Incentive Plan") which provides for the award of incentive stock options ("ISOs"), non-qualified stock options, stock appreciation rights, performance shares, restricted stock and stock units to all directors and employees of (including directors and employees of the founding companies) and consultants and advisors to the Company. The number of shares authorized and reserved for issuance under the Equity Incentive Plan is 1,500,000. In general, options are granted at the market price on the date of grant, vest in equal increments over 3 years, and expire 10 years from the date of grant. During 1998, the Company granted options under the Equity Incentive Plan to purchase 452,600 shares at prices ranging from $3.50 to $7.50. Of this amount 200,000 options were granted to the Company's Chief Executive Officer and President, of which 125,000 options were immediately vested and the remaining 75,000 will vest over a two-year period. As of December 31, 1998, the Company had outstanding options to purchase 830,784 shares of Common Stock under the Equity Incentive Plan at prices ranging from $3.50 to $9.00. Of this amount, options to purchase 250,000 shares were granted and remained outstanding as of December 31, 1998, pursuant to employment agreements at a price of $9.00 per share.

          In 1998, the Company granted additional options to its Chief Executive Officer and President to purchase 300,000 shares of Common Stock. Although, these options were not granted pursuant to the Equity Incentive Plan, they are subject to the same terms and conditions contained in that plan as discussed above. The options were granted at a price of $7.50 per share. The market value of the Company's common stock on the date of grant was $5.25. Of these options, 175,000 will vest over a two year period on a pro rata basis. The remaining 125,000 options will vest in full after eight years with accelerated vested occurring upon certain conditions being met as follows: One-third of the options will vest if the Company's closing stock price averages $9.75 per share for ten consecutive trading days. Another one-third will vest if the Company's closing stock price averages $14.625 per share for ten consecutive trading days. The final one-third will vest if the Company's closing stock price averages $19.50 per share for ten consecutive trading days. Subsequent to December 31, 1998, the Company granted options, under the Equity Incentive Plan, to purchase 100,000 shares at a price per share of $4.75 to the Company's Chief Financial Officer.

          The Company has adopted the Stock Plan for Non-Employee Directors (the "Directors' Plan"). During 1997, each director who was not an employee of the Company or one of its subsidiaries and neither a holder of five percent or more of the Company's Common Stock nor a stockholder of the Company prior to the Company's initial public offering ( a "non-employee director"), and each director nominee, received options to purchase 12,500 shares of Common Stock with a per-share exercise price equal to the offering price. Thereafter, each such non-employee director will be granted, on every third anniversary of the final Prospectus (provided he or she still is a non-employee director at such time), an option to acquire an additional 7,500 shares of Common Stock, and each non-employee director initially elected following the offering also will be granted an option to purchase 7,500 shares of Common Stock having a per-share exercise price equal to the fair market value of the Common Stock on the date of such grant. The number of shares authorized and reserved for issuance under the Directors' Plan is 100,000. During 1998, the Company granted options to purchase 15,000 shares at prices ranging from $3.50 to $4.25. As of December 31, 1998 the Company had outstanding options to purchase 27,500 shares of Common Stock at prices ranging from $3.50 to $9.00 per share, under the Directors' Plan.

         The Company continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. SFAS No. 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123. Had compensation expense for the Company's stock-based compensation plans been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company's net income per share would have been reduced to the pro forma amounts indicated below.

                                            1998            1997
                                            ----            ----
                  Net Income
                    As reported........  $1,459,068       $454,091
                    Pro forma..........   1,063,785        289,964
                  Earnings per share
                    As reported........  $     0.18       $   0.08
                     Pro forma.........  $     0.13       $   0.05

The weighted average fair value of options granted during 1998 and 1997 estimated on the date of grant using the Black-Scholes option pricing model was $1.93 and $4.78, respectively. The fair value of 1998 and 1997 options granted is estimated on the date of grant using the following assumptions: expected volatility of 30%, risk-free interest rate of 5.0%, an expected life ranging from 8 to 10 years, annual forfeitures ranging from 0.0% to 10.0%, and an expected dividend yield of 0.0%.

Summary information about the Company's stock options outstanding at December 31, 1998 is as follows.

                                     Number of         Price per
                                      Options            Share
                                     ---------          --------
         Balance, January 1, 1997            0
           Options granted             536,467       $9.00 to $11.37
                                     ---------
         Balance, January 1, 1998      536,467       $9.00 to $11.37
           Options granted             767,600       $3.50 to $7.50
           Options exercised              (532)      $9.00
           Options terminated         (145,251)      $4.00 to $9.00
                                     ---------
         Balance, December 31, 1998  1,158,284       $3.50 to $9.00
                                     =========

On August 17, 1998, the Company reset the price of 140,984 stock options to $4.00.

Detailed information about the Company's stock options outstanding at December 31, 1998 is as follows.

                   Outstanding          Weighted Average         Exercisable
Exercise Price     at 12/31/98         Contractual Period        at 12/31/98
----------------------------------------------------------------------------
$3.50               129,250                   9.85                        0
$4.00               254,034                   9.65                    8,000
$4.25                 7,500                   9.50                        0
$7.50               200,000                   9.50                  125,000
$7.50               175,000                   9.50                        0
$7.50               125,000                   7.50                        0
$9.00               267,500                   8.75                   89,167
----------------------------------------------------------------------------
$3.50 - 9.00      1,158,284                   9.20                  222,167
                  =========                                         =======

 DEFINED CONTRIBUTION PLANS

         The Company and its subsidiaries have a defined contribution (401k ) plan for substantially all employees. Employees may contribute up to 15% of their pay. Currently, the Company contributes, in cash, amounts equal to 30 percent of the employee's contributions up to 5 percent of the employee's pay. The employee vests in the Company match over a three-year period on a pro rata basis. The amount expensed for the Company's matching contribution to the plan was $51,800 and $0 in 1998 and 1997, respectively.

18.    SELECTED QUARTERLY DATA

         The following is a summary of unaudited quarterly results for years ended December 31, 1998, and 1997. (Amounts in thousands, except per share amounts.)

                                                 Three Months Ended 1998
                                 ------------------------------------------------------
                                 March 31       June 3      September 30    December 31
                                 --------      --------     ------------    -----------

Revenues                         $ 19,484       $24,516        $ 27,564       $ 24,845
Operating income (loss)                22          (426)          2,093            956
Net income (loss)                      70          (241)          1,142            488
Earnings (loss) per share-
  Basic and diluted                 $0.01        $(0.03)          $0.14          $0.06


                                                 Three Months Ended 1997
                                 ------------------------------------------------------
                                 March 31       June 3      September 30    December 31
                                 --------      --------     ------------    -----------

Revenues                         $  9,065       $12,479        $ 15,371       $ 13,835
Operating income (loss)            (1,203)        1,095           1,371            164
Net income (loss)                  (1,190)          613             800            231
Earnings (loss) per share-
  Basic and diluted                $(0.24)        $0.11           $0.15          $0.03



         Results for the second quarter of 1998 include expense of $1.33 million on a pretax basis ($732,000 after tax) for a restructuring charge. The one-time charge reduced earnings in the second quarter, and for the year, by $0.09 per share.

         Results for the first quarter of 1997 include $1.2 million of non-recurring, non-cash compensation expense relating to the accelerated vesting of restricted stock held by executive officers. The one-time non-deductible charge reduced earnings in the first quarter and for the year ended December 31, 1997, by $0.24 and $0.20 per share, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            SELECTED FINANCIAL DATA)
                 (IN THOUSANDS, EXCEPT SHARE AND FOOTNOTE DATA)

For financial reporting purposes, TCH is presented as the acquirer of all of the other companies acquired by BridgeStreet in the Combination. Consequently, the Company's historical combined financial statements for periods ended on or before December 31, 1996, are the historical combined financial statements of TCH. The historical financial statements as of December 31, 1998 and 1997 and for the years then ended are of the Company and include the accounts of each of the Founding Companies and all other acquisitions from their respective dates of acquisition. The following selected historical financial data of the Company for the years ended December 31, 1998 and 1997 and of TCH as of December 31, 1996 and 1995, and for each year in the three-year period ended December 31, 1996, have been derived from the applicable audited financial statements of the Company and TCH. The remaining selected historical financial data of TCH has been derived from unaudited financial statements of TCH, which have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of that data.



                                                BridgeStreet
                                                 Year Ended                                    HISTORICAL (TCH ONLY)
                                                December 31,                                 Year Ended December 31,
                                           ---------------------            ------------------------------------------------
                                           1998          1997(1)       1996(1)     1995(1)      1994         1993       1992
                                           ----          ----          ----        ----         ----         ----       ----
STATEMENT OF OPERATIONS
  DATA:
  Revenues...........................    $96,409        $50,750      $12,400      $9,696      $8,309       $6,803      $5,627
  Cost of services...................     71,310         37,737        9,052       7,344       6,475        5,312       4,520
  Selling, general and
    administrative expense...........     20,026          9,887        2,327       2,064       1,628        1,373       1,328
  Officers' stock
    compensation.....................         --          1,210(3)        --          --          --           --          --
  Restructuring Charge                     1,330(2)          --           --          --          --           --          --
  Goodwill amortization..............      1,098            489           --          --          --           --          --
                                         -------        -------      -------      ------      ------       ------      ------
  Operating income (loss)............      2,645          1,427        1,021         288         206          118        (221)
  Interest and other income
    (expense), net...................         81            398          155         101          21            5          11
                                              --        -------      -------      ------      ------       ------          --
  Income (loss) before
    provision for income
    taxes............................      2,726          1,825        1,176         389         227          123        (210)
  Provision (benefit) for
    income taxes.....................      1,267          1,371          512         178         114           49         (84)
                                         -------         ------      -------      ------      ------       ------      ------
  Net income (loss)..................    $ 1,459        $   454      $   664      $  211      $  113       $   74      $ (126)
                                         =======        =======      =======      ======      ======       ======      ======
  Net income per
    share, basic and diluted(4)......    $  0.18        $  0.08      $  0.42      $ 0.13      $ 0.07       $ 0.05      $(0.08)
                                         =======        =======      =======      ======      ======       ======      ======

  Weighted average shares
    outstanding - basic(4)...........  8,123,306      5,904,484    1,596,350   1,596,350   1,596,350    1,596,350   1,596,350
  Weighted average shares
    outstanding - diluted(4).........  8,123,306      5,930,248    1,596,350   1,596,350   1,596,350    1,596,350   1,596,350



                                                       BridgeStreet                        Historical (TCH only)
                                                       ------------                        ---------------------
                                                        December 31,                            December 31,
                                                      ---------------        -------------------------------------------
                                                      1998       1997         1996      1995     1994      1993     1992
                                                      ----       ----         ----      ----     ----      -------------
BALANCE SHEET DATA
  Working capital.................................  $ 3,351    $ 9,172      $  986    $  563    $  496    $  592    $499
  Total assets....................................   60,124     42,563       2,013     2,510     1,672     1,209     901
  Long-term debt, less current maturities ........    7,608         26          --        --        67        10      16
  Total stockholders' equity      ................   42,986     37,578       1,184       869       658       545     471


(1)Certain amounts have been reclassified to conform to the 1998 presentation.
(2)Consists of a management restructuring charge. This represents a reduction of $0.09 per share in 1998.
(3)Consists of non-recurring, non-cash compensation expense recorded in connection with the accelerated vesting of restricted stock. This represents a reduction of $0.20 per share in 1997.
(4)The weighted average number of common shares outstanding in 1992 through 1996 is the number of shares issued by the Company on January 2, 1997, in exchange for all the issued and outstanding capital stock of TCH.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and
Board of Directors of BridgeStreet Accommodations, Inc.


         We have audited the accompanying consolidated balance sheets of BridgeStreet Accommodations, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BridgeStreet Accommodations, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(1) and
(2) and Item 14(d) of Form 10-K are the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                      ARTHUR ANDERSEN LLP

Cleveland, Ohio,
February 17, 1999

                                   SCHEDULE II

                        BRIDGESTREET ACCOMMODATIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS



                                   Balance at       Provision                          Accounts                            Balance
                                   Beginning        Charged to        Accounts         Written           Payments           at End
                                    of Year         Expense           Recovered           Off              Made            of Year
                                    -------         -------           ---------           ---              ----            -------

Year ended December 31, 1998
 Allowance for Doubtful Accounts   $ 166,762        $  103,238        $    --          $    --           $       --       $  270,000
 Restructuring reserve             $      --         1,330,000             --               --           $  664,297       $  665,703

Year ended December 31, 1997
 Allowance for Doubtful Accounts   $  45,000        $  121,672        $    --          $    --           $       --       $  166,762

Year ended December 31, 1996
 Allowance for Doubtful Accounts   $      --        $       --        $    --          $    --           $       --       $   45,000

Year ended December 31, 1995
 Allowance for Doubtful Accounts   $      --        $       --        $    --          $    --           $       --       $       --

Year ended December 31, 1994
 Allowance for Doubtful Accounts   $      --        $       --        $    --          $    --           $       --       $       --




Note: The amounts for the periods ended on or before December 31, 1996, are the historical combined financial statements of TCH.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

         The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of the Company and its subsidiaries are included pursuant to Item 8.



Item                                                                                             Page No.
----                                                                                             --------

Report of Independent Public Accountants................................................

Consolidated Balance Sheets as of December 31, 1998 and 1997............................

Consolidated Statements of Operations and Comprehensive Income for the
years ended December 31, 1998, 1997 and 1996............................................

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1998, 1997 and 1996........................................................

Consolidated Statements of Cash Flows for the years ended December 31, 1998,
1997 and 1996...........................................................................

(a)(2)  FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts.........................................


(A)(3)   EXHIBITS


                                                                                                   SEQUENTIAL
      EXHIBIT                                     DESCRIPTION                                       PAGE NO.
      -------                                     -----------                                       --------

         *3.1  Certificate of Incorporation of the Company.....................................

         *3.2  By-laws of the Company..........................................................

           *4  Form of Specimen Stock Certificate..............................................

        *10.1  Agreement and Plan of Merger dated as of December 30, 1996 by and among
               BridgeStreet International Inc., EIP Acquisition Corp., Exclusive Interim
               Properties, Ltd. and Melanie R. Sabelhaus.......................................

        *10.2  Agreement and Plan of Merger dated as of December 30, 1996 by and among
               BridgeStreet International Inc., THEI Acquisition Corp., Temporary Housing
               Experts, Inc., Connie F. O'Briant and Thomas W. O'Briant........................

        *10.3  Agreement and Plan of Merger dated as of December 30, 1996 by and among BridgeStreet International Inc., TCHI Acquisition Corp.,
               Temporary Corporate Housing Columbus, Inc., Temporary Corporate
               Housing Cleveland, Inc., Temporary Corporate Housing Cincinnati,
               Inc., Temporary Corporate Housing Pittsburgh, Inc., SLD
               Partnership, Lynda Clutchey, David Clutchey III, Beth Holzer and
               David Holzer...................................................................

        *10.4  Agreement and Plan of Merger dated as of December 30, 1996 by and among
               BridgeStreet International Inc., CL Acquisition Corp., Corporate Lodgings, Inc.,
               Corporate Lodgings of Kentucky, Inc., Corporate Lodgings of Minnesota, Inc.,
               Corporate Lodgings of Pennsylvania, Inc., Corporate Lodgings of Wisconsin, Inc.
               and Rocco A. DiLillo...........................................................

        *10.5  Agreement and Plan of Merger dated as of March 31, 1997 by and among BridgeStreet
               International Inc., HAI Acquisition Corp., Home Again, Inc., Home Again
               Amenities, Inc., Home Again Corporate Housing, Inc. and Sandra A. Brown........

         10.6  Purchase Agreement dated February 19, 1998 among BridgeStreet Accommodations,
               Inc. and London Life Apartments Limited (Incorporated by reference to the
               Company's Current Report on Form 8-K dated March 4, 1998.......................

        *10.7  1997 Equity Incentive Plan.....................................................

        *10.8  Stock Plan for Non-Employee Directors..........................................

        *10.9  Employment Agreement dated December 30, 1996, between CL Acquisition Corp. and
               Rocco A. DiLillo...............................................................

       *10.10  Employment Agreement dated December 30, 1996, between EIP Acquisition Corp. and
               Melanie R. Sabelhaus...........................................................

       *10.11  Employment Agreement dated December 30, 1996 between THEI Acquisition Corp. and
               Connie F. O'Briant.............................................................

       *10.12  Employment Agreement dated December 30, 1996, between TCHI Acquisition Corp. and
               Lynda Clutchey.................................................................

       *10.13  Employment Agreement dated as of January 2, 1997, between BridgeStreet
               International Inc. and Mark D. Gagne...........................................



                                                                                                   SEQUENTIAL
      EXHIBIT                                     DESCRIPTION                                       PAGE NO.
      -------                                     -----------                                       --------
       *10.14  Employment Agreement dated as of March 31, 1997, between BridgeStreet
               International Inc. and William N. Hulett, III..................................

       *10.15  Revolving Credit Agreement dated as of March 31, 1997 between
               BridgeStreet International Inc., as Borrower, and Fleet National
               Bank and the Other Lending Institutions listed on Schedule 1 thereto and Fleet National Bank as Agent.......................................

       *10.16  Revolving Credit Note for the principal balance of $10,000,000, dated March 31,
               1997...........................................................................

       *10.17  Rental Agreement between Saturn Enterprises Inc. and Temporary Corporate Housing
               Inc. dated December 28, 1995...................................................

       *10.18  Exclusive Lease Agreement between Integrity Furniture, Inc. and Temporary
               Corporate Housing Pittsburgh, Inc. dated September 12, 1995....................

        10.19  Stock Purchase Agreement dated as of March 2, 1998 by and among BridgeStreet
               Accommodations, Inc., BridgeStreet Canada, Inc., Global Hospitality, Inc., Thomas
               Vincent and the Vincent Family Trust (Incorporated by reference to the Company's
               Current Report on Form 8-K dated March 17, 1998)...............................

       +10.20  Separation Agreement dated as of January 21, 1999 between BridgeStreet
               Accommodations, Inc. and Melanie R. Sabelhaus..................................

       +10.21  Separation Agreement dated as of February 10, 1999 between BridgeStreet
               Accommodations, Inc. and Rocco DiLillo.........................................

       +10.22  Separation Agreement  dated as of March 4, 1999 between BridgeStreet
               Accommodations, Inc. and Connie F. O'Briant....................................

       +10.23  Amendment to Employment Agreement dated as of January 2, 1997, between
               BridgeStreet International Inc. and Mark D. Gagne..............................

       +10.24  Third Amendment to Revolving Credit Agreement dated as of May 5, 1997, between
               BridgeStreet Accommodations, Inc. and Fleet National Bank......................

          +21  Subsidiaries of the Registrant.................................................

          +23  Consent of Arthur Andersen LLP.................................................

          +27  Financial Data Schedule........................................................



* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26647).
+    Filed herewith.

(b) The Company filed no reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1998.

(c) See item 14(a) (3) above

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BRIDGESTREET ACCOMMODATIONS, INC.


Date:    March 25, 1999               By:/s/ John E. Danneberg
                                         -------------------------------------
                                         John E. Danneberg
                                         President and Chief Executive Officer

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



        SIGNATURES                                        TITLE                                DATE
        ----------                                        -----                                ----

/S/ JOHN E. DANNEBERG
------------------------------              PRESIDENT, CHIEF EXECUTIVE OFFICER           MARCH 25, 1999
JOHN E. DANNEBERG                                   AND DIRECTOR

/S/ MARK D. GAGNE
------------------------------                 CHIEF FINANCIAL OFFICER AND               MARCH 25, 1999
MARK D. GAGNE                              PRINCIPAL ACCOUNTING OFFICER

/S/ PAUL M. VERROCHI
------------------------------                    CHAIRMAN OF THE BOARD                  MARCH 25, 1999
PAUL M. VERROCHI

/S/ LYNDA D. CLUTCHEY
------------------------------                          DIRECTOR                         MARCH 25, 1999
LYNDA D. CLUTCHEY

/S/ DAVID B. HAMMOND
------------------------------
DAVID B. HAMMOND                                        DIRECTOR                         MARCH 25, 1999

/S/ WILLIAM N. HULETT
------------------------------
WILLIAM N. HULETT                                       DIRECTOR                         MARCH 25, 1999

/S/ STEPHEN J. RUZIKA
------------------------------
STEPHEN J. RUZIKA                                       DIRECTOR                         MARCH 25, 1999

/S/ JERRY SUE THORNTON
------------------------------
JERRY SUE THORNTON                                      DIRECTOR                         MARCH 25, 1999

                                       43