Form 10-Q
period 1999-03-31
BRIDGESTREET ACCOMMODATIONS INC
filed 1999-05-12
CIK 1038078

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                      2242 PINNACLE PARKWAY, TWINSBURG, OH
                ------------------------------------------------
                    (Address of principal executive offices)

                                     44087
                ------------------------------------------------
                                   (Zip code)

                                 (330)405-6060
                ------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 1999, there were 8,005,037 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                       BRIDGESTREET ACCOMMODATIONS, INC.
                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                                                          PAGE
                                                                          -----
PART I.                      FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS
          Consolidated Balance Sheets:
          March 31, 1999 (unaudited) and December 31, 1998............        3
          Consolidated Statements of Operations:
          Three Months Ended March 31, 1999 and 1998 (unaudited)......        4
          Consolidated Statements of Cash Flows:
          Three Months Ended March 31, 1999 and 1998 (unaudited)......        5
          Notes to the Consolidated Financial Statements
          (unaudited).................................................      6-8

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     9-12

PART II.                       OTHER INFORMATION
ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K............................       12
          SIGNATURES..................................................       13

                        PART I.   FINANCIAL INFORMATION

                       BRIDGESTREET ACCOMMODATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 2,359,288    $ 1,652,028
  Trade accounts receivable, less allowance for doubtful
     accounts of $270,000 in 1999 and 1998..................    5,045,138      5,976,054
  Security deposits held by landlords.......................      462,607        534,815
  Deferred income taxes.....................................      691,591        691,591
  Prepaid rent..............................................    2,073,041      2,066,086
  Other current assets......................................    1,785,318      1,019,983
                                                              -----------    -----------
          Total current assets..............................   12,416,983     11,940,557
Operating stock, net of accumulated amortization............    2,325,838      2,217,562
Property and equipment, net of accumulated depreciation.....    5,497,142      5,379,024
Other assets................................................       10,024         10,150
Goodwill, net of amortization...............................   40,491,872     40,576,629
                                                              -----------    -----------
          TOTAL ASSETS......................................  $60,741,859    $60,123,922
                                                              ===========    ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $   676,764    $   778,715
  Due to stockholders and affiliates........................       63,278        369,949
  Accounts payable..........................................      962,959      1,136,952
  Accrued payroll and employee benefits.....................    1,118,300      1,250,828
  Accrued expenses, other...................................    3,082,124      3,278,080
  Deferred revenue..........................................    1,336,158      1,163,181
  Security deposits due to customers........................      808,902        612,057
                                                              -----------    -----------
          Total current liabilities.........................    8,048,485      8,589,762
Long-term debt, net of current maturities...................    8,893,620      7,608,452
Deferred income taxes.......................................      939,381        939,381
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value; authorized 5,000,000
       shares; no shares issued or outstanding..............           --             --
     Common stock, $0.01 par value; authorized 35,000,000
       shares; 8,169,659 shares issued and outstanding in
       1999 and 1998........................................       81,698         81,698
     Additional paid in capital.............................   40,133,726     40,134,726
     Retained earnings......................................    3,153,346      3,069,958
     Accumulated other comprehensive income (expense).......     (508,397)      (300,055)
                                                              -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY........................   42,860,373     42,986,327
                                                              -----------    -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......  $60,741,859    $60,123,922
                                                              ===========    ===========

See accompanying notes to consolidated financial statements.

                       BRIDGESTREET ACCOMMODATIONS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
REVENUES....................................................  $23,186,350     $19,483,811
Operating Expenses:
  Cost of services..........................................   17,494,766      15,063,134
  Selling, general and administrative expense...............    5,153,075       4,192,373
  Goodwill amortization.....................................      300,637         206,772
                                                              -----------     -----------
     Total operating expenses...............................   22,948,478      19,462,279
                                                              -----------     -----------
       Operating income.....................................      237,872          21,532
OTHER INCOME (EXPENSE):
  Interest income...........................................       16,808          34,251
  Interest expense..........................................     (166,570)        (18,074)
  Other income, net.........................................       78,537          88,842
                                                              -----------     -----------
     Other income (expense), net............................      (71,225)        105,019
                                                              -----------     -----------
     Income before provision for income taxes...............      166,647         126,551
  Provision for income taxes................................       83,259          56,948
                                                              -----------     -----------
  Net income................................................  $    83,388     $    69,603
  Foreign currency translation adjustment...................     (208,342)        (10,087)
                                                              -----------     -----------
  Comprehensive income (loss)...............................     (124,954)         59,516
                                                              -----------     -----------
  Net income per share-basic and dilutive...................  $      0.01     $      0.01
                                                              -----------     -----------
  Weighted average shares outstanding-basic.................    8,169,835       7,981,166
  Weighted average shares outstanding-dilutive..............    8,169,835       8,037,932

See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED    THREE MONTHS ENDED
                                                           MARCH 31, 1999        MARCH 31, 1998
                                                         ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................      $   83,388           $    69,603
  Adjustments to reconcile net income to net cash
     provided by operating activities--
     Exercise of stock options.........................              --                   749
     Depreciation and amortization.....................         566,383               448,733
     Gain on sale of assets............................         (29,767)                   --
     Changes in operating assets and liabilities
       excluding the effect of acquisitions--
       Accounts receivable.............................         930,916            (2,411,592)
       Security deposits held by landlords.............          72,208                30,902
       Prepaid expenses and other assets...............        (772,164)             (373,695)
       Accounts payable and accrued expenses...........        (557,934)              269,851
       Accrued income taxes............................          54,457                    --
       Security deposits due to customers..............         196,845              (190,569)
       Deferred revenue................................         172,977                73,351
                                                             ----------           -----------
          Net cash provided by (used in) operating
            activities.................................         717,309            (2,082,667)
                                                             ----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired...................        (215,880)          (10,229,034)
  Proceeds from sale of assets.........................          90,000                    --
  Purchases of operating stock.........................        (194,218)             (421,151)
  Purchases of property and equipment..................        (358,155)             (557,515)
                                                             ----------           -----------
          Net cash used in investing activities........        (678,253)          (11,207,700)
                                                             ----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Foreign currency translation adjustment..............        (208,342)              (10,087)
  Borrowings against line of credit....................       1,183,217             4,197,253
  Due to stockholders/affiliates.......................        (306,671)              549,088
  Collection on notes receivable.......................              --               532,883
                                                             ----------           -----------
          Net cash provided by financing activities....         668,204             5,269,137
                                                             ----------           -----------
          Net increase(decrease) in cash and cash
            equivalents................................         707,260            (8,021,230)
Cash and cash equivalents, beginning of period.........       1,652,028             8,922,215
                                                             ----------           -----------
Cash and cash equivalents, end of period...............      $2,359,288           $   900,985
                                                             ==========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
          Cash paid for interest.......................      $  151,339           $    23,919
          Cash paid for income taxes...................      $  424,326           $   907,500
NON-CASH TRANSACTION:
  In the first quarter of 1998, the Company issued
     approximately 379,000 shares of Common Stock of
     the Company or securities convertible into Common
     Stock of the Company as consideration in three
     acquisitions

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

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998 have been included.

     Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2. ACQUISITIONS

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

     On January 2, 1998, the Company acquired for cash certain assets of Accommodations by Apple-Denver and Accommodations by Apple-Austin, flexible accommodation companies servicing several markets in the Denver metropolitan area including Colorado Springs, Boulder and Fort Collins, and in the Austin, Texas, metropolitan area. The purchase consideration of the two acquisitions was cash and notes. The pro forma data presented below does not include these acquisitions as they were not material to the Company's results of operations.

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

     The following table presents unaudited selected financial information for the Company, the five Founding Companies, and the acquisitions of ABA of Dallas and ABA of Phoenix, Home on the Road, Inc. of Charlotte, Home on the Road-Raleigh, London Life, GTA and Gracious Corporate Lodging on a pro forma basis, assuming the companies acquired in 1998 were (except as noted above) acquired as of January 1, 1998.

                                                               THREE MONTHS
                                                                  ENDED
                                                              --------------
                                                              MARCH 31, 1998
                                                              --------------
Revenues....................................................   $24,134,000
Net income..................................................   $   181,000
Net income per share-basic and dilutive.....................   $      0.02

     The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made at the beginning of 1998.

3. REVOLVING CREDIT AGREEMENT

     The Company has a revolving credit facility agreement of $25 million. The revolving credit agreement, secured by the capital stock of the Company's operating subsidiaries, extends to March 31, 2002. During the first quarter of 1999, the Company amended certain terms of its revolving credit facility agreement. Interest is payable, at the Company's option, at 0.25% to 0.5% above the bank's prime lending rate, or 1.75% to 2.0% above the Eurodollar or LIBOR rates. A commitment fee is payable on the average unused credit at a rate of 0.375% to 0.45%. The revolving credit agreement contains certain restrictive covenants with which the Company must comply. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness, (iii) requires the bank's approval for acquisitions meeting certain cash and total acquisition consideration thresholds, and (iv) requires the Company to comply with certain financial covenants. The Company was in compliance with these covenants at March 31, 1999. The Company had $8.8 million and $7.5 million outstanding under the facility at March 31, 1999 and December 31, 1998, respectively.

     At March 31, 1999, the Company had a non-interest bearing promissory note payable totaling $630,000 resulting from an acquisition. The note is payable on June 1, 1999. The Company also has term notes and capitalized leases, which are secured by fixed assets, totaling approximately $140,000. These notes and leases are payable in various installments through May 2002.

4. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The standard requires the presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS replaces the primary EPS calculation required under APB Opinion No. 15. Basic EPS excludes dilution and is calculated using the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The share amounts used to calculate earnings per share for the three months ended March 31, 1999 and 1998 are as follows:

                                                                 1999         1998
                                                              ----------   ----------
Basic common shares (weighted average)......................   8,169,835    7,981,166
Dilutive stock options......................................          --       56,766
Diluted common shares.......................................   8,169,835    8,037,932

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

6. ACCOUNTING STANDARDS NOT YET ADOPTED

     In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for the Company as of January 1, 1999. This SOP requires capitalization of the development costs of software to be used internally, i.e., for accounting, property management and administrative processes. The Company, which previously expensed such costs, adopted this SOP as of January 1, 1999.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income. The effect of adopting this SOP is immaterial.

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

RESULTS OF OPERATIONS - BRIDGESTREET INTERIM RESULTS

  Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998

     BridgeStreet's Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 include the unaudited accounts of TCH, Corporate Lodgings, Inc. (together with four affiliates, "CLI"), Exclusive Interim Properties, Ltd. (together with an affiliate, "EIP"), Temporary Housing Experts, Inc. ("THEI"), HAI Acquisition Corp. ("HA"); BridgeStreet Texas L.P.; BridgeStreet Arizona, Inc.; BridgeStreet North Carolina, Inc.; BridgeStreet-Raleigh, Inc.; BridgeStreet Colorado, Inc.; BridgeStreet Texas L.P. (Austin); and the unaudited accounts of the following wholly-owned subsidiaries from the indicated dates on which they were acquired -BridgeStreet Accommodations Limited (February 19, 1998); BridgeStreet Canada, Inc. (March 2,
1998); and BridgeStreet California, Inc. (June 1, 1998).

     Revenues. Revenues for the three months ended March 31, 1999 increased $3.7 million, or 19%, from $19.5 million in 1998 to $23.2 million for the three months ended March 31, 1999. The increase in revenues primarily was due to an increase in the number of accommodations rented during the period, resulting from prior year acquisitions which existed for the entire three month period in 1999, and an increase in the average daily rate.

     Cost of Services. Cost of services for the three months ended March 31, 1999 increased $2.4 million, or 16.1%, from $15.1 million in 1998 to $17.5 million in 1999. Cost of services as a percentage of revenues for the three months ended March 31 decreased from 77.3% in 1998 to 75.5% in 1999. The decrease in the cost of services percentage was the result of higher occupancy rates. The dollar increase in cost of services was primarily related to the increase in sales volume.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 1999 increased $1.0 million, or 22.9%, from $4.2 million in 1998 to $5.2 million in 1999. Selling, general and administrative expense as a percentage of revenues for the three months ended March 31 was 21.5% in 1998 and 22.2% in 1999. The dollar increase in selling, general and administrative expense primarily was the result of prior year acquisitions which existed for the entire three month period in 1999 and an increase in corporate overhead for additional personnel and information systems.

     Income Tax Provision. For the three months ended March 31, 1999, the Company recorded a tax provision of $83,000 on pre-tax income of $167,000, compared to a tax provision of $57,000 on pre-tax income of $127,000 for the three months ended March 31, 1998. The tax provision is based on the Company's estimated consolidated effective tax rate for the 1999 fiscal year after considering nondeductible goodwill expense.

LIQUIDITY AND CAPITAL RESOURCES -- BRIDGESTREET

     For the three months ended March 31, 1999, net cash provided by operating activities totaled $717,000. Net cash used in investing activities was $678,000, used primarily for the purchase of operating stock and equipment required in the Company's business. Net cash provided by financing activities was $668,000, primarily due to borrowings against the revolving line of credit. Cash and cash equivalents increased by $707,000 during the period and totaled $2.4 million at March 31, 1999.

     The Company has a revolving credit facility that provides the Company with up to $25.0 million, secured by guarantees by certain material subsidiaries of the Company and a pledge of the capital stock of all of the Company's wholly-owned operating subsidiaries. The credit facility may be used for refinancing of the Company's subsidiaries' indebtedness, acquisitions, working capital and to repurchase up to $1.0 million of the Company's stock. Loans made under the credit facility bear interest, at the Company's option, at 0.25% to 0.5% above the bank's prime lending rate, or 1.75% to 2.0% above the Eurodollar or LIBOR rates. The credit facility will terminate on March 31, 2002, or sooner at the discretion of the Company, and all amounts outstanding thereunder (if any) will be due upon such termination. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness, (iii) requires the bank's approval for certain acquisitions and (iv) requires the Company to comply with certain financial covenants. The Company had $8.8 million and $7.5 million outstanding under the facility at March 31, 1999 and December 31, 1998, respectively.

     During 1998, the Company acquired seven companies. The acquisitions have been accounted for using the purchase method of accounting. The total aggregate cost of these acquisitions was approximately $16.3 million, consisting of cash and notes of $12.1 million and $4.2 million in common stock or securities exchangeable for common stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $17.0 million that will be amortized over 35 years. Details regarding these acquisitions are noted below.

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

     The Company will continue to pursue growth through the acquisition of flexible accommodation service providers. The Company's primary sources of funding to date have been cash flow from operations, proceeds from the IPO and its revolving credit facility. The Company anticipates that cash flow from operations and funds from its revolving credit facility will be its principal future sources of funding. The Company's principal future uses of cash, in addition to cash used in operating activities, include funding of acquisitions and investment in the Company's management information systems. The Company does not plan to make any material capital expenditures for leasehold improvements. Capital expenditure requirements in 1999 are anticipated to be approximately $2.0 million.

     During the first quarter, the Company had capital expenditures of approximately $550,000. While there can be no assurance, management believes that cash flow from operations and funds from the revolving credit facility will be adequate to meet the Company's capital requirements for the next 12 months, depending on the size and methods of financing potential acquisitions.

INFLATION

     Due to the relatively low levels of inflation experienced in 1999 and 1998, inflation did not have a significant affect on the results of the Company during these periods.

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

MANAGEMENT INFORMATION SYSTEMS

     The Company was formed in August 1996, and during 1997 and 1998 acquired fifteen flexible accommodation companies. The acquired companies each had different computer hardware and software systems. As a result, the Company has undertaken a complete review and assessment of its information technology ("IT") systems. The Company has determined that all accounting and property management systems will be replaced with a single integrated system. Year 2000 ("Y2K") compliance is a requirement for all new systems the

Company has acquired and will acquire or develop internally. The Company is in the process of analyzing all other non-information technology systems such as security, electrical, fire protection, voice and data communication systems, which may contain embedded technology microprocessors or other similar circuitry, to adequately address Y2K issues. The Company expects to complete this review by the end of the third quarter of 1999.

     STATE OF READINESS. During the fourth quarter of 1997, the Company evaluated several major accounting software vendors. Key criteria evaluated included: Y2K compliance; meeting company functional requirements; reporting capabilities; software flexibility and scalability; vendor stability, growth and support; ease of use; and cost. In the first quarter of 1998, based on these criteria and extensive review of the software vendors, the Company selected an accounting software vendor. During the second and third quarters of 1998, the Company undertook phase one of its financial systems implementation. Phase one included: analyzing accounting requirements; purchasing and setting up hardware and application software; conducting a conference room pilot; and application documentation and training. In August of 1998, the Company began the roll out phase in the Company's Cleveland Region. The Company is in the process of rolling out the accounting software application to each of its regions with planned completion during the second quarter of 1999. By the end of the first quarter of 1999, the software was fully implemented in seven regions. All remaining regions are scheduled to undergo the conversion process in the second quarter of 1999. The Company also is implementing a wide area network (WAN) to control all offices to the central computer system.

     During the third quarter of 1998, the Company undertook phase one of its property management systems implementation. Phase one included: analyzing property management requirements; purchasing and setting up hardware and application software; conducting a conference room pilot; and, application documentation and training. This phase was completed during the fourth quarter of 1998 and the Company began programming of the system. The Company began the pilot installation of the system at the end of the first quarter, 1999. Full implementation to all Company offices will begin at the end of the second quarter with completion during the third quarter of 1999.

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

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

  (a)    Exhibits
         11 Computation of Net Income Per Share
         27 Financial Data Schedule

  (b)    Reports on Form 8-K: The Company filed no reports on Form
         8-K during the three months ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         BRIDGESTREET ACCOMMODATIONS, INC.

Date: May 12, 1999                                       By: /s/ JOHN E. DANNEBERG
                                                         --------------------------------------------------------
                                                         John E. Danneberg
                                                         President and Chief Executive Officer

Date: May 12, 1999                                       By: /s/ MARK D. GAGNE, CPA
                                                         --------------------------------------------------------
                                                         Mark D. Gagne, CPA
                                                         Chief Financial Officer