Form 10-Q
period 1999-06-30
BRIDGESTREET ACCOMMODATIONS INC
filed 1999-08-10
CIK 1038078

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number 000-22843


                        BRIDGESTREET ACCOMMODATIONS, INC.
             (Exact name of registrant as specified in its charter)



         Delaware                                        04-3327773
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

2242 Pinnacle Parkway, Twinsburg, OH                         44087
(Address of principal executive offices)                  (Zip code)



                                  (330)405-6060
              (Registrant's telephone number, including area code)



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

As of August 11, 1999, there were 8,005,042 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                        BRIDGESTREET ACCOMMODATIONS, INC.
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                                                                                      PAGE
                                                                                                      ----
                                PART I. FINANCIAL INFORMATION


ITEM 1       FINANCIAL STATEMENTS

             Consolidated Balance Sheets:
                  June 30, 1999 (unaudited) and December 31, 1998.............................          3

             Consolidated Statements of Operations:
                  Three and Six Months Ended June 30, 1999 (unaudited) and 1998 (unaudited)...          4

             Consolidated Statements of Cash Flows:
                  Six Months Ended June 30, 1999 (unaudited) and 1998 (unaudited).............          5-6

             Notes to the Consolidated Financial Statements (unaudited) ......................          7-9

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...................................          10-14



                                PART II. OTHER INFORMATION

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K..............................................          15

               SIGNATURES.....................................................................          16

                        BRIDGESTREET ACCOMMODATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,      December 31,
                                                                         1999          1998
                                                                     ------------    ------------
                                                     ASSETS          (Unaudited)
Current Assets:
  Cash and cash equivalents                                          $    734,913    $  1,652,028
  Trade accounts receivable, less allowance for doubtful
      accounts of $270,000 in 1999 and 1998                             5,450,126       5,976,054
  Security deposits held by landlords                                     512,926         534,815
  Deferred income taxes                                                   691,591         691,591
  Prepaid rent                                                          2,902,672       2,066,086
  Other current assets                                                  1,797,303       1,019,983
                                                                     ------------    ------------
         Total current assets                                          12,089,531      11,940,557
Operating stock, net of accumulated amortization                        2,367,599       2,217,562
Property and equipment, net of accumulated depreciation                 5,879,541       5,379,024
Other
assets                                                                      9,898          10,150
Due from stockholders and affiliates                                       12,279            --
Goodwill, net of amortization                                          43,483,074      40,576,629
                                                                     ------------    ------------
         Total assets                                                $ 63,841,922    $ 60,123,922
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                               $    114,057    $    778,715
  Due to stockholders and affiliates                                         --           369,949
  Accounts payable                                                      1,955,240       1,136,952
  Accrued payroll and employee benefits                                   703,892       1,250,828
  Accrued expenses, other                                               3,135,329       3,278,080
  Deferred revenue                                                      1,573,485       1,163,181
  Security deposits due to customers                                      851,087         612,057
                                                                     ------------    ------------
         Total current liabilities                                      8,333,090       8,589,762
Long-term debt, net of current maturities                              11,499,601       7,608,452
Deferred income taxes                                                     939,381         939,381
Stockholders' Equity:
    Preferred stock, $0.01 par value; authorized 5,000,000 shares;
                      no shares issued or outstanding                        --              --
    Common stock, $0.01 par value; authorized 35,000,000 shares;
                      8,169,835 shares issued and outstanding in
                      1999 and 1998                                        81,698          81,698
    Additional paid in capital                                         40,134,726      40,134,726
    Retained earnings                                                   3,424,732       3,069,958
    Accumulated other comprehensive expense                              (571,306)       (300,055)
                                                                     ------------    ------------
         Total stockholders' equity                                    43,069,850      42,986,327
                                                                     ------------    ------------
           Total liabilities and stockholders' equity                $ 63,841,922    $ 60,123,922
                                                                     ============    ============


See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                       Three Months Ended June 30      Six Months Ended June 30
                                                         1999            1998            1999           1998
                                                     ------------    ------------    ------------    ------------
Revenues                                             $ 23,738,799    $ 24,515,942    $ 46,925,929    $ 43,999,753
Operating Expenses:
    Cost of services                                   17,184,110      17,744,478      34,678,876      32,807,612
    Selling, general and administrative expense         5,476,181       5,570,128      10,629,256       9,762,501
    Goodwill amortization                                 301,016         297,339         601,653         504,111
    Restructuring charge                                     --         1,330,000            --         1,330,000
                                                     ------------    ------------    ------------    ------------
        Total operating expenses                       22,961,307      24,941,945      45,909,785      44,404,224
                                                     ------------    ------------    ------------    ------------
          Operating income (loss)                         777,492        (426,003)      1,016,144        (404,471)
Other Income (Expense):
    Interest income                                        17,552          26,984          34,360          61,235
    Interest expense                                     (184,724)       (134,812)       (351,294)       (152,886)
    Other income, net                                     (68,836)         94,941           8,921         183,783
                                                     ------------    ------------    ------------    ------------
          Other income (expense), net                    (236,008)        (12,887)       (308,013)         92,132
                                                     ------------    ------------    ------------    ------------
          Income (loss) before provision (benefit)
          for income taxes                                541,484        (438,890)        708,131        (312,339)
    Provision (benefit) for income taxes                  270,201        (197,501)        353,357        (140,553)
                                                     ------------    ------------    ------------    ------------
    Net income (loss)                                $    271,283    $   (241,389)   $    354,774    $   (171,786)

    Foreign currency translation adjustment               (62,909)        (27,879)       (271,251)        (37,966)
                                                     ------------    ------------    ------------    ------------

    Comprehensive income (loss)                      $    208,374    $   (269,268)   $     83,523    $   (209,752)
                                                     ============    ============    ============    ============

    Net income (loss) per share-basic and diluted    $       0.03    $      (0.03)   $       0.04    $      (0.02)
                                                     ============    ============    ============    ============

    Weighted average shares outstanding-basic           8,169,835       8,169,785       8,169,835       8,075,997
    Weighted average shares outstanding-diluted         8,169,835       8,169,785       8,169,835       8,075,997


See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Six Months Ended  Six Months Ended
                                                                  June 30, 1999      June 30, 1998
                                                                  -------------      -------------


Cash Flows From Operating Activities:
    Net income (loss)                                              $    354,774    $   (171,786)
    Adjustments to reconcile net income to net
        cash provided by operating activities--
        Depreciation and amortization                                 1,313,010       1,047,748
        Gain on sale of assets                                          (29,767)           --
        Changes in operating assets and liabilities
            excluding the effect of acquisitions--
         Accounts receivable                                            525,928      (4,491,628)
         Security deposits held by landlords                             21,889         (29,982)
         Prepaid expenses and other assets                           (1,613,654)     (3,306,762)
         Accounts payable and accrued expenses                         (167,931)      2,515,678
         Accrued income taxes                                           296,532            --
         Deferred income taxes                                             --           787,369
         Security deposits due to customers                             239,030        (261,990)
         Deferred revenue                                               410,304         655,865
                                                                   ------------    ------------
             Net cash provided by (used in) operating activities      1,350,115      (3,255,488)
                                                                   ------------    ------------
Cash Flows From Investing Activities:
   Acquisitions, net of cash acquired                                (3,532,880)    (12,170,979)
   Proceeds from sale of assets                                          90,000            --
   Purchases of operating stock                                        (329,643)       (692,918)
   Purchases of property and equipment                               (1,067,719)     (1,108,671)
                                                                   ------------    ------------
             Net cash used in investing activities                   (4,840,242)    (13,972,568)
                                                                   ------------    ------------
Cash Flows From Financing Activities:
    Foreign currency translation adjustment                            (271,251)           --
    Borrowings against line of credit                                 4,617,000       8,529,571
    Repayments against line of credit                                  (700,000)           --
    Repayments of long-term debt                                       (690,509)           --
    Due to stockholders/affiliates                                     (382,228)        520,199
    Collection on notes receivable                                         --           745,537
                                                                   ------------    ------------
             Net cash provided by (used in) financing activities      2,573,012       9,795,307
                                                                   ------------    ------------

             Net decrease in cash
             and cash equivalents                                      (917,115)     (7,432,749)
  Cash and cash equivalents, beginning of period                      1,652,028       8,922,215
                                                                   ------------    ------------
  Cash and cash equivalents, end of period                         $    734,913    $  1,489,466
                                                                   ============    ============

                                             Six Months Ended     Six Months Ended
                                              June 30, 1999       June 30, 1998
                                              -------------       -------------


Supplemental Cash Flow Information:
                 Cash paid for interest       $        320,461   $        122,767
                 Cash paid for income taxes   $        534,391   $      1,399,189
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

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 1999 and the results of its operations and cash flows for the three and six month periods ended June 30, 1999 and 1998 have been included.

         Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2.    ACQUISITIONS

         In the six month period ended June 30, 1998, the Company acquired seven companies. The acquisitions have been accounted for using the purchase method of accounting. The total cost of these acquisitions was approximately $16.3 million, consisting of cash and notes of $12.1 million and $4.2 million in stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $17.0 million that will be amortized over 35 years. The results of operations of these acquisitions have been included in the accompanying consolidated financial statements from the date of acquisition. Details regarding these acquisitions are noted below.

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

                                                         Three Months Ended               Six Months Ended
                                                           June 30, 1998                    June 30, 1998
                                                           -------------                    -------------

Revenues                                                   $   26,098,725                $     50,232,814
Net income                                                 $     (195,164)               $        (13,698)
Net income per share-basic and dilutive                    $       ($0.02)               $           0.00

         The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made at the beginning of 1998.

3.  REVOLVING CREDIT AGREEMENT

         The Company has a revolving credit facility agreement of $25 million. The revolving credit agreement, secured by the capital stock of the Company's operating subsidiaries, extends to March 31, 2002. During the first quarter of 1999, the Company amended certain terms of its revolving credit facility agreement. Interest is payable, at the Company's option, at 0.25% to 0.5% above the bank's prime lending rate, or 1.75% to 2.0% above the Eurodollar or LIBOR rates. A commitment fee is payable on the average unused credit at a rate of 0.375% to 0.45%. The revolving credit agreement contains certain restrictive covenants with which the Company must comply. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness, (iii) requires the bank's approval for acquisitions meeting certain cash and total acquisition consideration thresholds, and (iv) requires the Company to comply with certain financial covenants. The Company was in compliance with these covenants at June 30, 1999. The Company had $11.4 million and $7.5 million outstanding under the facility at June 30, 1999 and December 31, 1998, respectively.

         At June 30, 1999, the Company has term notes and capitalized leases, which are secured by fixed assets, totaling approximately $127,000. These notes and leases are payable in various installments through May 2002.

4.  EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The standard requires the presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS replaces the primary EPS calculation required under APB Opinion No. 15. Basic EPS excludes dilution and is calculated using the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The share amounts used to calculate earnings per share for the three and six months ended June 30, 1999 and 1998 are as follows:

                                            Three Months             Six Months
                                            Ended June 30            Ended June 30
                                         ---------------------   ---------------------
                                            1999       1998         1999        1998
                                         ---------   ---------   ---------   ---------

Basic common shares (weighted average)   8,169,835   8,169,785   8,169,835   8,075,997
Dilutive stock options                        --          --          --          --
                                         ---------   ---------   ---------   ---------
Diluted common shares                    8,169,835   8,169,785   8,169,835   8,075,997
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

7.       RESTRUCTURING CHARGE

         During the second quarter of 1998, the Company announced a realignment of its 1998 senior management resulting in a charge of $1.33 million on a pretax basis ($732,000 after tax). The second quarter 1998 charge to earnings of $1.33 million represents an accrual of $800,000 for severance and other employee benefits for five employees, and an accrual of $530,000 for lease termination costs, the write off of certain software and marketing costs and professional fees associated with the realignment. The accounting for the restructuring charge is in compliance with the Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Cost to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." During the quarter, approximately $146,000 was charged against the various accruals. All costs, with the exception of severance related expenses, have been incurred by the end of the second quarter of 1999, and no material incremental costs are expected to be recognized in future periods. The accrual balance remaining is approximately $360,000 at June 30, 1999.

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

RESULTS OF OPERATIONS - BRIDGESTREET INTERIM RESULTS

         Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         BridgeStreet's Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998 include the unaudited accounts of TCH, Corporate Lodgings, Inc. (together with four affiliates, "CLI"), Exclusive Interim Properties, Ltd. (together with an affiliate, "EIP"), Temporary Housing Experts, Inc. ("THEI"), HAI Acquisition Corp. ("HA"); BridgeStreet Texas L.P.; BridgeStreet Arizona, Inc.; BridgeStreet North Carolina, Inc.; BridgeStreet-Raleigh, Inc.; BridgeStreet Colorado, Inc.; BridgeStreet Texas L.P. (Austin); and the unaudited accounts of the following wholly-owned subsidiaries from the indicated dates on which they were acquired - BridgeStreet Accommodations Limited (February 19, 1998); BridgeStreet Canada, Inc. (March 2,
1998); and BridgeStreet California, Inc. (June 1, 1998).

         Revenues. Revenues for the three months ended June 30, 1999 decreased $0.8 million, or 3.2%, from $24.5 million in 1998 to $23.7 million for the three months ended June 30, 1999. The decrease in revenues primarily was due to a decrease in the number of accommodations rented during the period.

         Cost of Services. Cost of services for the three months ended June 30, 1999 decreased $0.6 million, or 3.2%, from $17.7 million in 1998 to $17.2 million in 1999. Cost of services as a percentage of revenues for the three months ended June 30 remained unchanged at 72.4% in 1998 and 1999. The dollar decrease in cost of services was primarily related to the decrease in revenues.

         Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 1999 decreased $0.1 million, or 1.79%, from $5.6 million in 1998 to $5.5 million in 1999. Selling, general and administrative expense as a percentage of revenues for the three months ended June 30 was 22.7% in 1998 and 23.1% in 1999. The percentage increase in selling, general and administrative expense primarily was a result of an increase in corporate overhead expenses related to investments in information systems.

         Income Tax Provision. For the three months ended June 30, 1999, the Company recorded a tax provision of $270,000 on pre-tax income of $541,000, compared to a tax benefit of $198,000 on pre-tax loss of $439,000 for the three months ended June 30, 1998. The tax provision is based on the Company's estimated consolidated effective tax rate for the 1999 fiscal year after considering nondeductible goodwill expense.

         Six Months Ended June 30, 1999 Compared to Six  Months Ended June 30,
1998

         BridgeStreet's Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998 include the unaudited accounts of TCH, Corporate Lodgings, Inc. (together with four affiliates, "CLI"), Exclusive Interim Properties, Ltd. (together with an affiliate, "EIP"), Temporary Housing Experts, Inc. ("THEI"), HAI Acquisition Corp. ("HA"); BridgeStreet Texas L.P.; BridgeStreet Arizona, Inc.; BridgeStreet North Carolina, Inc.; BridgeStreet-Raleigh, Inc.; BridgeStreet Colorado, Inc.; BridgeStreet Texas L.P. (Austin); and the unaudited accounts of the following wholly-owned subsidiaries from the indicated dates on which they were acquired - BridgeStreet Accommodations Limited (February 19, 1998); BridgeStreet Canada, Inc. (March 2,
1998); and BridgeStreet California, Inc. (June 1, 1998).

         Revenues. Revenues for the six months ended June 30, 1999 increased $2.9 million, or 6.7%, from $44 million in 1998 to $46.9 million for the six months ended June 30, 1999. The increase in revenues primarily was due to an increase in the number of accommodations rented during the period, resulting from prior year acquisitions which existed for the entire six month period in 1999, and an increase in the average daily rate.

         Cost of Services. Cost of services for the six months ended June 30, 1999 increased $1.9 million, or 5.7%, from $32.8 million in 1998 to $34.7 million in 1999. Cost of services as a percentage of revenues for the six months ended June 30 decreased from 74.6% in 1998 to 73.9% in 1999. The decrease in the cost of services percentage was the result of higher occupancy rates. The dollar increase in cost of services was primarily related to the increase in revenue.

         Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 1999 increased $0.8 million, or 8.9%, from $9.8 million in 1998 to $10.6 million in 1999. Selling, general and administrative expense as a percentage of revenues for the six months ended June 30 was 22.2% in 1998 and 22.7% in 1999. The dollar increase in selling, general and administrative expense primarily was the result of prior year acquisitions which existed for the entire six month period in 1999 and an increase in corporate overhead for additional personnel and information systems.

         Income Tax Provision. For the six months ended June 30, 1999, the Company recorded a tax provision of $353,000 on pre-tax income of $708,000, compared to a tax benefit of $141,000 on pre-tax loss of $312,000 for the six months ended June 30, 1998. The tax provision is based on the Company's estimated consolidated effective tax rate for the 1999 fiscal year after considering nondeductible goodwill expense.

LIQUIDITY AND CAPITAL RESOURCES - BRIDGESTREET

         For the six months ended June 30, 1999, net cash provided by operating activities totaled $1,350,000. Net cash used in investing activities was $4,840,000, used primarily for acquisitions (as described below) and the purchase of operating stock and equipment required in the Company's business. Net cash provided by financing activities was $2,573,000, primarily due to borrowings against the revolving line of credit. Cash and cash equivalents decreased by $917,000 during the period and totaled $735,000 at June 30, 1999.

         The Company has a revolving credit facility that provides the Company with up to $25.0 million, secured by guarantees by certain material subsidiaries of the Company and a pledge of the capital stock of all of the Company's wholly-owned operating subsidiaries. The credit facility may be used for refinancing of the Company's subsidiaries' indebtedness, acquisitions, working capital and to repurchase up to $1.0 million of the Company's stock. Loans made under the credit facility bear interest, at the Company's option, at 0.25% to 0.5% above the bank's prime lending rate, or 1.75% to 2.0% above the Eurodollar or LIBOR rates. The credit facility will terminate on March 31, 2002, or sooner at the discretion of the Company, and all amounts outstanding thereunder (if any) will be due upon such termination. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness, (iii) requires the bank's approval for certain acquisitions and (iv) requires the Company to comply with certain financial covenants. The Company had $11.4 million and $7.5 million outstanding under the facility at March 31, 1999 and December 31, 1998, respectively.

         During the second quarter of 1999, the Company made a contingent payment related to the acquisition of GTA of $3.3 million.

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

         During the six months ended June 30, 1999, the Company had capital expenditures of approximately $1,068,000. While there can be no assurance, management believes that cash flow from operations and funds from the revolving credit facility will be adequate to meet the Company's capital requirements for the next 12 months, depending on the size and methods of financing potential acquisitions.

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

         STATE OF READINESS. During the fourth quarter of 1997, the Company evaluated several major accounting software vendors. Key criteria evaluated included: Y2K compliance; meeting company functional requirements; reporting capabilities; software flexibility and scalability; vendor stability, growth and support; ease of use; and cost. In the first quarter of 1998, based on these criteria and extensive review of the software vendors, the Company selected an accounting software vendor. During the second and third quarters of 1998, the Company undertook phase one of its financial systems implementation. Phase one included: analyzing accounting requirements; purchasing and setting up hardware and application software; conducting a conference room pilot; and application documentation and training. In August of 1998, the Company began the roll out phase in the Company's Cleveland Region. The Company completed the roll out of the accounting software application to each of its U.S. regions during the second quarter of 1999. The Company also is implementing a wide area network
(WAN) to connect all offices to the central computer system.

         During the third quarter of 1998, the Company undertook phase one of its property management systems implementation. Phase one included: analyzing property management requirements; purchasing and setting up hardware and application software; conducting a conference room pilot; and, application documentation and training. This phase was completed during the fourth quarter of 1998 and the Company began programming of the system. The Company began the pilot installation of the system at the end of the first quarter, 1999. Full implementation to all Company offices began at the end of the second quarter with completion expected during the fourth quarter of 1999.

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

                                    PART II

ITEM 1.          LEGAL PROCEEDINGS:  None
-----------------------------------

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS:  None
-----------------------------------------------------------

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES:  None
-------------------------------------------------

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS:
---------------------------------------------------------------------

         At BridgeStreet Corporation's Annual Meeting of Stockholders held on May 21, 1999, the following proposal was adopted by the margins indicated.

                                                                                          Number of Shares
                                                                                    Voted for        Withheld
                                                                                    ---------        --------
To elect a board of directors to hold office until the next annual meeting of stockholders or until their respective successors have been duly elected and qualified.

                  Lynda Clutchey                                                    5,886,299         758,071
                  John E. Danneberg                                                 6,560,925          83,445
                  Mark D. Gagne                                                     5,932,274         712,096
                  David B. Hammond                                                  6,566,525          77,845
                  William N. Hulett, III                                            6,567,925          76,445
                  Stephen J. Ruzika                                                 6,565,525          78,845
                  Jerry Sue Thornton                                                6,566,325          78,045
                  Paul M. Verrochi                                                  6,561,425          82,945

ITEM 5.          OTHER INFORMATION:  None
-----------------------------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:
---------------------------------------------------

         (a)       Exhibits
                          11     Computation of Net Income Per Share
                    27     Financial Data Schedule

         (b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the three months ended June 30, 1999.

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    BRIDGESTREET ACCOMMODATIONS, INC.



Date:     August 10, 1999           By:  /s/ John E. Danneberg
                                         --------------------------------
                                           John E. Danneberg
                                           President and Chief Executive Officer



Date:     August 10, 1999           By:  /s/ Mark D. Gagne, CPA
                                        ---------------------------------
                                          Mark D. Gagne, CPA
                                          Chief Financial Officer