Form 10-Q
period 1999-09-30
BRIDGESTREET ACCOMMODATIONS INC
filed 1999-11-12
CIK 1038078

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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



                                 Yes |X| No
                                    ----   ----



As of November 10, 1999, there were 8,005,042 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                        BRIDGESTREET ACCOMMODATIONS, INC.
                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                                                         PAGE
                                                                         ----

                          PART I. FINANCIAL INFORMATION


ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheets:
              September 30, 1999 (unaudited) and December 31, 1998....... 3

         Consolidated Statements of Operations:
              Three and Nine Months Ended September 30, 1999 (unaudited)
              and 1998 (unaudited)....................................... 4

         Consolidated Statements of Cash Flows:
              Nine Months Ended September 30, 1999 (unaudited) and 1998
              (unaudited)................................................ 5-6

         Notes to the Consolidated Financial Statements (unaudited) ..... 7-9

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................. 10-14



                           PART II. OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K................................ 15

         SIGNATURES...................................................... 16

                        BRIDGESTREET ACCOMMODATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,        December 31,
                                                                              1999                 1998
                                                                         ------------         ------------
                                                     ASSETS               (Unaudited)          (Unaudited)
Current Assets:
  Cash and cash equivalents                                               $    770,078         $  1,652,028
  Trade accounts receivable, less allowance for doubtful accounts
      of $270,000 and $200,000 in 1999 and 1998, respectively                5,809,731            5,976,054
  Security deposits held by landlords                                          587,976              534,815
  Deferred income taxes                                                        691,591              691,591
  Prepaid rent                                                               3,112,647            2,066,086
  Other current assets                                                       2,187,065            1,019,983
                                                                          ------------         ------------
         Total current assets                                               13,159,088           11,940,557
Operating stock, net of accumulated amortization                             2,431,744            2,217,562
Property and equipment, net of accumulated depreciation                      4,866,465            5,379,024
Other assets                                                                     9,773               10,150
Due from stockholders and affiliates                                            20,917                   --
Goodwill, net of amortization                                               43,802,288           40,576,629
                                                                          ------------         ------------
         Total assets                                                     $ 64,290,275         $ 60,123,922
                                                                          ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                    $    104,443         $    778,715
  Due to stockholders and affiliates                                             3,050              369,949
  Accounts payable                                                           1,526,973            1,136,952
  Accrued payroll and employee benefits                                      1,149,092            1,250,828
  Accrued expenses, other                                                    4,047,297            3,278,080
  Deferred revenue                                                           1,180,567            1,163,181
  Security deposits due to customers                                           868,750              612,057
                                                                          ------------         ------------
         Total current liabilities                                           8,880,172            8,589,762
Long-term debt, net of current maturities                                   10,495,014            7,608,452
Deferred income taxes                                                          939,381              939,381
Stockholders' Equity:
    Preferred stock, $0.01 par value; authorized 5,000,000 shares;
         no shares issued or outstanding                                            --                   --
    Common stock, $0.01 par value; authorized 35,000,000 shares;
         8,169,835 and 8169,825 shares issued and outstanding in
         1999 and 1998, respectively                                            81,698               81,698
    Additional paid in capital                                              40,134,726           40,134,726
    Retained earnings                                                        3,931,182            3,069,958
    Accumulated other comprehensive expense                                   (171,898)            (300,055)
                                                                          ------------         ------------
         Total stockholders' equity                                         43,975,708           42,986,327
                                                                          ------------         ------------
           Total liabilities and stockholders' equity                     $ 64,290,275         $ 60,123,922
                                                                          ============         ============





See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                          Three Months Ended                   Nine Months Ended
                                                              September 30                        September 30
                                                      -----------------------------     -----------------------------
                                                          1999             1998             1999              1998
                                                      ------------     ------------     ------------     ------------
Revenues                                              $ 25,133,050     $ 27,563,948     $ 72,058,979     $ 71,563,701
Operating Expenses:
    Cost of services                                    17,864,148       19,826,565       52,543,024       52,634,177
    Selling, general and administrative expense          5,928,565        5,348,618       16,557,821       15,111,119
    Goodwill amortization                                  340,609          296,010          942,262          800,121
    Restructuring charge                                        --               --               --        1,330,000
                                                      ------------     ------------     ------------     ------------
        Total operating expenses                        24,133,322       25,471,193       70,043,107       69,875,417
                                                      ------------     ------------     ------------     ------------
          Operating income                                 999,728        2,092,755        2,015,872        1,688,284
Other Income (Expense):
    Interest income                                         13,367           21,751           47,727           82,986
    Interest expense                                      (179,167)        (144,670)        (530,461)        (297,556)
    Other income, net                                      176,951          106,565          185,872          290,348
                                                      ------------     ------------     ------------     ------------
          Other income (expense), net                       11,151          (16,354)        (296,862)          75,778
                                                      ------------     ------------     ------------     ------------
          Income before provision for income taxes       1,010,879        2,076,401        1,719,010        1,764,062
    Provision for income taxes                             504,429          934,380          857,786          793,827
                                                      ------------     ------------     ------------     ------------
    Net income                                        $    506,450     $  1,142,021     $    861,224     $    970,235
    Comprehensive income                                   905,858        1,070,923          989,381          861,171
    Net income per share-basic and dilutive           $       0.06     $       0.14     $       0.11     $       0.12
    Weighted average shares outstanding-basic            8,169,835        8,169,825        8,169,835        8,107,616
    Weighted average shares outstanding-diluted          8,169,835        8,169,825        8,169,835        8,107,616



See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended  Nine Months Ended
                                                                September 30, 1999  September 30, 1998
                                                                ------------------  ------------------

Cash Flows From Operating Activities:
    Net income                                                      $    861,224     $    970,235
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities--
        Depreciation and amortization                                  2,102,158        1,594,607
        Gain on sales of assets                                         (296,253)              --
        Changes in operating assets and liabilities
            excluding the effect of acquisitions--
         Accounts receivable                                             166,323       (3,853,031)
         Security deposits held by landlords                             (53,161)         (50,593)
         Prepaid expenses and other assets                            (2,213,266)      (2,335,360)
         Accounts payable and accrued expenses                           257,911        2,848,966
         Accrued income taxes                                            799,591               --
         Deferred income taxes                                                --          773,907
         Security deposits due to customers                              256,693         (348,634)
         Deferred revenue                                                 17,386          102,254
                                                                    ------------     ------------
             Net cash provided by (used in) operating activities       1,898,606         (297,649)
                                                                    ------------     ------------
Cash Flows From Investing Activities:
   Proceeds from sale of assets                                        1,495,273               --
   Acquisitions, net of cash acquired                                 (4,167,921)     (12,354,293)
   Purchases of operating stock                                         (496,245)        (696,247)
   Purchases of property and equipment                                (1,564,794)      (1,567,347)
                                                                    ------------     ------------
             Net cash used in investing activities                    (4,733,187)     (14,617,887)
                                                                    ------------     ------------
Cash Flows From Financing Activities:
    Foreign currency translation adjustment                              128,157               --
    Borrowings against line of credit                                  4,617,000        8,242,823
    Repayments against line of credit                                 (1,700,000)              --
    Repayment of long-term debt                                         (704,710)              --
    Due to stockholders/affiliates                                      (387,816)         397,597
    Collection on notes receivable                                            --          745,537
                                                                    ------------     ------------
             Net cash provided by financing activities                 1,952,631        9,385,957
                                                                    ------------     ------------

             Net decrease in cash
             and cash equivalents                                       (881,950)      (5,529,579)
  Cash and cash equivalents, beginning of period                       1,652,028        8,922,215
                                                                    ------------     ------------
  Cash and cash equivalents, end of period                          $    770,078     $  3,392,636
                                                                    ============     ============

                                                       Nine Months Ended     Nine Months Ended
                                                       September 30, 1999    September 30, 1998
                                                       ------------------    ------------------


Supplemental Cash Flow Information:
                 Cash paid for interest                    $  481,363        $  274,615
                 Cash paid for income taxes                $  535,171        $1,479,793

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

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1999 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998 have been included.

         Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2. ACQUISITIONS

         In the nine month period ended September 30, 1998, the Company acquired seven companies. The acquisitions have been accounted for using the purchase method of accounting. The total cost of these acquisitions was approximately $16.3 million, consisting of cash and notes of $12.1 million and $4.2 million in stock. The preliminary purchase price allocation of these acquisitions resulted in goodwill of approximately $17.0 million that will be amortized over 35 years. The results of operations of these acquisitions have been included in the accompanying consolidated financial statements from the date of acquisition. Details regarding these acquisitions are noted below.

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

                                          Three Months Ended  Nine Months Ended
                                          September 30, 1998  September 30, 1998
                                          ------------------  ------------------

Revenues                                      $27,563,948        $77,796,762
Net income                                    $ 1,142,021        $ 1,128,328
Net income per share-basic and dilutive       $      0.14        $      0.14

         The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made at the beginning of 1998.

3. REVOLVING CREDIT AGREEMENT

         The Company has a revolving credit facility agreement of $25 million. The revolving credit agreement, secured by the capital stock of the Company's operating subsidiaries, extends to March 31, 2002. During the first quarter of 1999, the Company amended certain terms of its revolving credit facility agreement. Interest is payable, at the Company's option, at 0.25% to 0.5% above the bank's prime lending rate, or 1.75% to 2.0% above the Eurodollar or LIBOR rates. A commitment fee is payable on the average unused credit at a rate of 0.375% to 0.45%. The revolving credit agreement contains certain restrictive covenants with which the Company must comply. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness, (iii) requires the bank's approval for acquisitions meeting certain cash and total acquisition consideration thresholds, and (iv) requires the Company to comply with certain financial covenants. The Company had $10.4 million and $7.5 million outstanding under the facility at September 30, 1999 and December 31, 1998, respectively.

         At September 30, 1999, the Company has term notes and capitalized leases, which are secured by fixed assets, totaling approximately $113,000. These notes and leases are payable in various installments through May 2002.

4. EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. The standard requires the presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS replaces the primary EPS calculation required under APB Opinion No. 15. Basic EPS excludes dilution and is calculated using the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The share amounts used to calculate earnings per share for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                   Three Months                 Nine Months
                                               Ended September 30            Ended September 30
                                              ---------------------        ----------------------
                                                 1999        1998            1999          1998
                                              ---------   ---------        ---------    ---------

Basic common shares (weighted average)        8,169,835   8,169,825        8,169,835    8,107,616
Dilutive stock options                               --          --               --           --
                                              ---------   ---------        ---------    ---------
Diluted common shares                         8,169,835   8,169,825        8,169,835    8,107,616
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

6.       NEW ACCOUNTING PRONOUNCEMENTS

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

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income. The effect of adopting this SOP was immaterial.

7.       RESTRUCTURING CHARGE

         During the second quarter of 1998, the Company announced a realignment of its 1998 senior management resulting in a charge of $1.33 million on a pretax basis ($732,000 after tax). The second quarter 1998 charge to earnings of $1.33 million represents an accrual of $800,000 for severance and other employee benefits for five employees, and an accrual of $530,000 for lease termination costs, the write off of certain software and marketing costs and professional fees associated with the realignment. The accounting for the restructuring charge is in compliance with the Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Cost to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." During the quarter, approximately $123,000 was charged against the various accruals. All costs, with the exception of severance related expenses, have been incurred by the end of the second quarter of 1999, and no material incremental costs are expected to be recognized in future periods. The accrual balance remaining is approximately $238,000 at September 30, 1999.

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

RESULTS OF OPERATIONS - BRIDGESTREET INTERIM RESULTS

         Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         BridgeStreet's Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998 include the unaudited accounts of TCH, Corporate Lodgings, Inc. (together with four affiliates, "CLI"), Exclusive Interim Properties, Ltd. (together with an affiliate, "EIP"), Temporary Housing Experts, Inc. ("THEI"), HAI Acquisition Corp. ("HA"); BridgeStreet Texas L.P.; BridgeStreet Arizona, Inc.; BridgeStreet North Carolina, Inc.; BridgeStreet-Raleigh, Inc.; BridgeStreet Colorado, Inc.; BridgeStreet Texas L.P. (Austin); and the unaudited accounts of the following wholly-owned subsidiaries from the indicated dates on which they were acquired - BridgeStreet Accommodations Limited (February 19, 1998); BridgeStreet Canada, Inc. (March 2,
1998); and BridgeStreet California, Inc. (June 1, 1998).

         Revenues. Revenues for the three months ended September 30, 1999 decreased $2.4 million, or 8.8%, from $27.6 million in 1998 to $25.1 million for the three months ended September 30, 1999. The decrease in revenues primarily was due to a decrease in the number of accommodations rented during the period.

         Cost of Services. Cost of services for the three months ended September 30, 1999 decreased $2.0 million, or 9.9%, from $19.8 million in 1998 to $17.9 million in 1999. Cost of services as a percentage of revenues for the three months ended September 30 decreased from 71.9% in 1998 to 71.1% in 1999. The dollar decrease in cost of services was primarily related to the decrease in revenues. Cost of services as a percentage of revenues decreased as a result of higher occupancy rates in some markets.

         Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 1999 increased $0.6 million, or 10.8%, from $5.3 million in 1998 to $5.9 million in 1999. Selling, general and administrative expense as a percentage of revenues for the three months ended September 30 was 19.4% in 1998 and 23.6% in 1999. The percentage increase in selling, general and administrative expense primarily was a result of an increase in corporate overhead expenses related to investments in information systems and a decrease in revenue.

         Income Tax Provision. For the three months ended September 30, 1999, the Company recorded a tax provision of $504,000 on pre-tax income of $1,011,000, compared to a tax provision of $934,000 on pre-tax income of $2,076,000 for the three months ended September 30, 1998. The tax provision is based on the Company's estimated consolidated effective tax rate for the 1999 fiscal year after considering nondeductible goodwill expense.

         Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         BridgeStreet's Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998 include the unaudited accounts of TCH, Corporate Lodgings, Inc. (together with four affiliates, "CLI"), Exclusive Interim Properties, Ltd. (together with an affiliate, "EIP"), Temporary Housing Experts, Inc. ("THEI"), HAI Acquisition Corp. ("HA"); BridgeStreet Texas L.P.; BridgeStreet Arizona, Inc.; BridgeStreet North Carolina, Inc.; BridgeStreet-Raleigh, Inc.; BridgeStreet Colorado, Inc.; BridgeStreet Texas L.P. (Austin); and the unaudited accounts of the following wholly-owned subsidiaries from the indicated dates on which they were acquired - BridgeStreet Accommodations Limited (February 19, 1998); BridgeStreet Canada, Inc. (March 2,
1998); and BridgeStreet California, Inc. (June 1, 1998).

         Revenues. Revenues for the nine months ended September 30, 1999 increased $0.5 million, or 0.7%, from $71.6 million in 1998 to $72.1 million for the nine months ended September 30, 1999. The increase in revenues primarily was due to an increase in the average daily rate.

         Cost of Services. Cost of services for the nine months ended September 30, 1999 decreased $0.1 million, or 0.2%, from $52.6 million in 1998 to $52.5 million in 1999. Cost of services as a percentage of revenues for the nine months ended September 30 decreased from 73.5% in 1998 to 72.9% in 1999. The decrease in the cost of services percentage was the result of higher occupancy rates.

         Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 1999 increased $1.4 million, or 9.6%, from $15.1 million in 1998 to $16.6 million in 1999. Selling, general and administrative expense as a percentage of revenues for the nine months ended September 30 was 21.1% in 1998 and 23.0% in 1999. The dollar increase in selling, general and administrative expense primarily was the result of an increase in corporate overhead for additional personnel and information systems.

         Income Tax Provision. For the nine months ended September 30, 1999, the Company recorded a tax provision of $858,000 on pre-tax income of $1,719,000, compared to a tax provision of $794,000 on pre-tax income of $1,764,000 for the nine months ended September 30, 1998. The tax provision is based on the Company's estimated consolidated effective tax rate for the 1999 fiscal year after considering nondeductible goodwill expense.

LIQUIDITY AND CAPITAL RESOURCES - BRIDGESTREET

         For the nine months ended September 30, 1999, net cash provided by operating activities totaled $1,899,000. Net cash used in investing activities was $4,733,000, used primarily for acquisitions (as described below) and the purchase of operating stock and equipment required in the Company's business. Net cash provided by financing activities was $1,953,000, primarily due to borrowings against the revolving line of credit. Cash and cash equivalents decreased by $882,000 during the period and totaled $770,000 at September 30, 1999.

         The Company has a revolving credit facility that provides the Company with up to $25.0 million, secured by guarantees by certain material subsidiaries of the Company and a pledge of the capital stock of all of the Company's wholly-owned operating subsidiaries. The credit facility may be used for refinancing of the Company's subsidiaries' indebtedness, acquisitions, working capital and to repurchase up to $1.0 million of the Company's stock. Loans made under the credit facility bear interest, at the Company's option, at 0.25% to 0.5% above the bank's prime lending rate, or 1.75% to 2.0% above the Eurodollar or LIBOR rates. The credit facility will terminate on March 31, 2002, or sooner at the discretion of the Company, and all amounts outstanding thereunder (if any) will be due upon such termination. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness, (iii) requires the bank's approval for certain acquisitions and (iv) requires the Company to comply with certain financial covenants. The Company had $10.4 million and $7.5 million outstanding under the facility at September 30, 1999 and December 31, 1998, respectively.

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

         During the nine months ended September 30, 1999, the Company had capital expenditures of approximately $1,565,000. While there can be no assurance, management believes that cash flow from operations and funds from the revolving credit facility will be adequate to meet the Company's capital requirements for the next 12 months, depending on the size and methods of financing potential acquisitions.

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

MANAGEMENT INFORMATION SYSTEMS

         The Company was formed in August 1996, and during 1997 and 1998 acquired fifteen flexible accommodation companies. The acquired companies each had different computer hardware and software systems. As a result, the Company has undertaken a complete review and assessment of its information technology ("IT") systems. The Company has determined that all accounting and property management systems will be replaced with a single integrated system. Year 2000 ("Y2K") compliance is a requirement for all new systems the Company has acquired and will acquire or develop internally. The Company has analyzed all other non-information technology systems such as security, electrical, fire protection, voice and data communication systems, which may contain embedded technology microprocessors or other similar circuitry, to adequately address Y2K issues. The Company completed this review by the end of the third quarter of 1999, and believes that all such systems will be Y2K compliant by the end of the fourth quarter of 1999.

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

         During the third quarter of 1998, the Company undertook phase one of its property management systems implementation. Phase one included: analyzing property management requirements; purchasing and setting up hardware and application software; conducting a conference room pilot; and, application documentation and training. This phase was completed during the fourth quarter of 1998 and the Company began programming of the system. The Company began the pilot installation of the system at the end of the first quarter, 1999. Full implementation to all Company offices began at the end of the second quarter with completion expected during the first quarter of 2000.

         The total cost to replace existing software, hardware and the cost of implementing the new accounting and property management systems is estimated to be $3.0 million. Hardware and software will be capitalized as incurred. Other costs related to the system implementation will be capitalized or expensed in accordance with SOP 98-1.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS:   None
---------------------------------------------------------------------

ITEM 5.          OTHER INFORMATION:  None
-----------------------------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:
---------------------------------------------------

       (a)   Exhibits
               11  Computation of Net Income Per Share
               27  Financial Data Schedule

       (b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the three months ended September 30, 1999.

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




                                 BRIDGESTREET ACCOMMODATIONS, INC.



Date:     November 10, 1999      By:  /s/ John E. Danneberg
                                      --------------------------------
                                      John E. Danneberg
                                      President and Chief Executive Officer



Date:     November 10, 1999      By:  /s/ Mark D. Gagne, CPA
                                      -------------------------------
                                       Mark D. Gagne, CPA
                                       Chief Financial Officer