Form 10-K
period 1999-12-31
BRIDGESTREET ACCOMMODATIONS INC
filed 2000-03-30
CIK 1038078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  X  Annual report pursuant to section 13 or 15(d) of the Securities Exchange
  -  Act of 1934 for the fiscal year ended December 31, 1999 or
 [ ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ____________ to
     _______________

COMMISSION FILE NUMBER 000-22843
                       ---------------------------------------------------------

                        BridgeStreet Accommodations, Inc.
             (Exact name of registrant as specified in its charter)

               DE                                         04-332773
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
---------------------------------            ----------------------------------
of incorporation or organization)


   2242 Pinnacle Parkway, Twinsburg, OH                     44087
 (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)   (330) 405-6060
Securities registered pursuant to Section 12(b) of the Act:
Title of each class                        Name of exchange on which registered

Common Stock, $.01 par value per share          American Stock Exchange
--------------------------------------          -----------------------

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

As of March 1, 2000, 8,005,037 shares of common stock were outstanding, of which 6,927,063 shares were held of record by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $12,122,360 based on the closing price per share of such common stock on such date as reported by the American Stock Exchange.
                       Documents Incorporated by Reference

         Portions of BridgeStreet Accommodations, Inc.'s definitive Proxy Statement for its special or annual meeting of stockholders, which BridgeStreet may file within 120 days after the end of its fiscal year ended December 31, 1999, may be incorporated by reference into Part III hereof as provided therein.

PART I

ITEM 1.                    BUSINESS

OVERVIEW

     BridgeStreet Accommodations, Inc. ("BridgeStreet" or the "Company") is a leading provider of flexible accommodation services in metropolitan markets located domestically in the Midwest, Mid-Atlantic, Southwest and Western regions of the United States, and internationally in locations throughout the United Kingdom and Toronto, Canada. The Company offers high-quality, fully-furnished apartments, townhouses, and condominiums (collectively, "accommodations"), primarily for individuals traveling on business and company executives relocating to new communities who require lodging for one week to several months.

     As a provider of flexible accommodation services, BridgeStreet leases substantially all of its accommodations on a short-term basis from property managers, and then rents them to its clients. This enables the Company to (i) adjust the quantity, mix and location of its accommodations as client needs dictate and local economic conditions warrant, (ii) expand and enter new markets without the costs and lead times associated with investing in "bricks and mortar" and (iii) avoid the fixed costs associated with ownership or long-term leasing of real estate. The Company also leases a substantial amount of the furniture for its accommodations on a short-term basis from furniture rental companies. These furniture leasing arrangements enable BridgeStreet to maintain well appointed, modern and attractive accommodations, upgrade and replace furniture as needed, and satisfy specific furnishing requests. BridgeStreet's leasing strategy distinguishes it from fixed-location lodging providers, such as all-suite or extended-stay hotels, that own their lodging facilities and furnishings or lease them on a long-term basis.

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

     BridgeStreet was founded in August 1996. It acquired operations in the first quarter of 1997 by the merger (the "Combination") of five regional providers of flexible accommodation services (collectively, the "Founding Companies"). Subsequently, the Company acquired the businesses of ten additional providers during 1997 and 1998.

RECENT DEVELOPMENTS

     On March 23, 2000, the Company entered into a definitive merger agreement (the "Agreement") providing for the acquisition of the Company by MeriStar Hotels & Resorts, Inc. ("MMH").

     Under the terms of the Agreement, each outstanding share of the Company would be exchanged for $1.50 in cash, plus 0.5 share of MMH common stock. Total consideration per share of the Company is estimated to be approximately $3.00. The Agreement is subject to approval of the stockholders of the Company and other customary conditions.

GROWTH STRATEGY

     The Company plans to achieve its goal of becoming a leading international provider of flexible accommodation services through a national operating strategy designed to increase local market share, internal revenue growth, cost efficiencies and profitability. Key elements of the Company's business strategy include:

     Local Market Share: The Company has offices in many markets that offer significant opportunity for expansion. In the fourth quarter of 1999, the Company trained all general managers and a group of corporate officers on new sales techniques. The Company is currently training local sales account representatives on these techniques, and instituting procedures to make this sales process part of the overall Company culture. With a better trained sales force, the Company believes that it will be in a better position to penetrate local markets and increase its market share.

     Growth Through National Accounts: The Company believes that there is substantial growth potential in national accounts. The Company's current customers include a significant number of large national companies who utilize the Company's services in a limited, but loyal, manner. The Company plans to maximize sales to these existing corporate clients and to obtain new clients through a national sales and marketing program which promotes the BridgeStreet brand and highlights the Company's expanding national and international network, as well as the Company's ability to serve as a central point of contact on all issues. Many of the Company's clients are Fortune 2000 companies with significant national and international employee lodging requirements.

     Growth Through Network Partner Relationships: The Company has developed a Network Partner relationship with flexible accommodation service providers in the United States and in 22 countries worldwide. Through Network Partner agreements, the Company has expanded the number of locations where it can better serve its clients needs. In certain additional markets, the Company intends to enter into Network Partner agreements with one or more leading local or regional flexible accommodation service providers having the size and quality of operations suitable for serving the Company's client base. Generally, these companies are managed by successful entrepreneurs and are of sufficient size to provide the basis for the Company's future expansion within the new markets. The Company also evaluates certain qualitative characteristics of Network Partner candidates, including their reputations in their respective geographic regions, the size and strength of their customer bases, the quality and experience levels of their operational management and their operating histories. Network Partner agreements in new markets will enable BridgeStreet to (i) gain local or regional market share rapidly, (ii) increase sales to existing clients by meeting their needs for accommodations in other regions, (iii) direct sales from the local network partner to BridgeStreet's national network, (iv) establish the BridgeStreet brand name in new regions and enhance its nationwide recognition and (v) earn referral fee income for providing reservation agent services.

      The Company contracts with Network Partners to provide flexible accommodations to BridgeStreet clients in the cities served by these Network Partners. The Company utilizes its Global Sales Center to book reservations into cities served by Network Partners. Network Partner agreements expand the Company's geographical presence without the investment required for an acquisition or start-up costs of a new operation. The Company believes that increasing the number of cities served through Network Partner agreements is a cost-effective approach to achieving incremental revenue growth from existing clients.

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

     The Company's accommodations generally are priced competitively with all-suite or upscale extended-stay hotel rooms even though, on average, the Company believes its accommodations are substantially larger. Based on data from Smith Travel Research, all suite or upscale extended-stay hotel rooms average 400 square feet in size and charge an average daily rate of $98.40 compared to the Company's accommodations which average 720 square feet and charge an average daily rate of $69.71. The Company believes it generally is able to price its accommodations competitively due to (i) the high quality of its accommodations,
(ii) its relatively low operating cost structure and (iii) its ability to lease accommodations in accordance with demand and leave unfavorable markets quickly. The length of a guest's stay can range from a few nights to a few years, with the typical stay ranging from 30 to 45 days.

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

     During a guest's stay, BridgeStreet keeps in touch with the guest to confirm that he or she is satisfied, and to encourage the guest to call whenever the Company can be of assistance. In addition, the Company maintains a representative in each city in which it operates to be responsive to guests' needs. The Company's guest services department offers guests comprehensive information services before and during their stays to help guests acclimate themselves to their new surroundings. A guest can obtain information concerning, among other things, shopping, local schools and area playgrounds, by placing a single telephone call. Similarly, the guest services department can identify local entertainment and cultural events, and help coordinate automobile rentals, grocery shopping and other miscellaneous activities.

     BridgeStreet also oversees the moving-out process. The guest is asked either to mail the keys to the Company in a self-addressed, stamped envelope or simply to leave the keys in the accommodation. The guest also is asked to complete a guest satisfaction survey evaluating his or her stay, and is encouraged to contact the Company whenever the guest needs accommodations in other locations where BridgeStreet provides services. The guest's evaluation form is thoroughly reviewed, and (if applicable) a copy is sent to the corporate client. BridgeStreet's historic guest evaluations indicate that it meets or exceeds guest expectations 98% of the time.

CLIENT BASE

     BridgeStreet's diverse customer base centers on Fortune 2000 corporations, professional firms and travel-wise individuals. In 1999, Andersen Worldwide accounted for approximately 10.4%, or $9.9 million, of the Company's consolidated revenues. No other client accounted for more than 5% of consolidated revenues during 1999. In 1998, Andersen Worldwide accounted for approximately 11.4%, or $11 million, of the Company's consolidated revenues. No other client accounted for more than 5% of the Company's consolidated revenues during 1998. In 1997, no client accounted for more than 5% of the Company's 1997 consolidated revenues.

SALES AND MARKETING

     BridgeStreet focuses primarily on business-to-business selling. At the local level, each of the Company's operating subsidiaries has corporate account specialists that call on local companies (including local branches of regional or national companies) to solicit business. The account specialist focuses his or her efforts on the key decision makers at each company responsible for establishing and administering travel and accommodation policies, typically human resource directors, relocation managers or training directors. By aggressively pursuing relationships with potential clients and expanding services to existing clients, BridgeStreet seeks to become each client's primary or sole provider of flexible accommodation services nationwide. BridgeStreet operates a global sales office located at the corporate headquarters to market its nationwide capabilities to its local corporate clients.

     The Company tailors its marketing strategy to the needs of particular clients. For example, BridgeStreet markets itself to a corporation with relocating employees by focusing on its ability to situate large families in apartments with three or more bedrooms, its access to accommodations in both metropolitan and suburban settings, and its access to accommodations that allow pets. In contrast, when marketing to a potential corporate client having consultants in need of short-term housing, the Company emphasizes its flexible lease terms and its ability to customize an accommodation with amenities such as office equipment (including computers), additional telephone lines and other work-related items.

     The Company intends to continue an advertising program designed to enhance the BridgeStreet name both inside and outside the flexible accommodation services industry and broaden its client base. In addition, the Company promotes its brand name by advertising in trade publications, Chamber of Commerce listings, local visitor magazines and telephone directories and the Internet, and through periodic direct mail campaigns.

INTERNET STRATEGY

     The Company expanded its Web site in 1998 to include a complete listing of all cities served, an expanded list of services and amenities provided, virtual tours of actual apartment accommodations, and a mechanism to obtain feedback from visitors to its Web site. In 1999, the Company continued to improve its Internet presence and utilized the Internet to supplement traditional marketing strategies and to better serve its customers. During the latter part of 1999, the Company also began the development of a custom extranet, linked with the intranet of one of its major customers. This extranet provides the Company with the ability to efficiently serve the needs of the guests employed by this major customer. It also provides a convenient method for those potential guests to research and select their accommodations. The Company intends to offer its customized extranet technology to other major customers.

LEASING ARRANGEMENTS

     BridgeStreet leases substantially all of its accommodations through flexible, short-term leasing arrangements in order to match its supply of accommodations with client demand. The Company believes that its flexible leasing strategy allows it to react to changes in market demand for particular geographic locations and types of accommodations. The Company's strategy also provides it flexibility to address cyclicality in particular markets. During the 12 months ended December 31, 1999, BridgeStreet's average occupancy rate was approximately 90%. The Company seeks to maintain high occupancy rates by managing its lease expiration dates within a geographic area, allowing it to adjust its inventory of accommodations in a given market to reflect fluctuations in overall demand and demand for particular types of accommodations.

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

     BridgeStreet leases the majority of the furniture for its accommodations on a short-term basis ordinarily from major furniture rental companies. Furniture leases range from three to 18 months, but may be terminated by the Company prior to expiration. Through its short-term furniture leasing approach, the Company is able to maintain well-appointed, modern and attractive accommodations, upgrade and replace furniture as needed and satisfy specific furnishing requests.

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

     The Company expects its industry to become more competitive as existing competitors expand and additional companies enter the flexible accommodation services industry. The Company believes that, in addition to itself, the largest providers of flexible accommodation services currently are Oakwood, ExecuStay by Marriott and Globe Business Resources, Inc., some of which are larger (in terms of number of available accommodations) than BridgeStreet. Certain of the Company's existing competitors have, and any new competitors that enter the industry may have, access to significantly greater resources than the Company. In particular, the Company's current competitors are affiliated as follows:
Oakwood is affiliated with R&B Realty Group, the nation's tenth largest apartment management company. This affiliation gives Oakwood access to apartment communities and capital that may be unavailable to the Company. ExecuStay by Marriott is affiliated with Marriott International, one of the world's largest lodging companies. This affiliation gives ExecuStay access to hotel and extended suite properties as an alternative to true flexible accommodations and to capital that may be unavailable to the Company. Globe Business Resources is in the process of affiliating with Equity Residential Properties Trust, the largest apartment owner in the United States. This affiliation, if completed, would give Globe access to apartment communities and capital that may be unavailable to the Company.

     In addition to competition from these competitors, the Company also competes with all-suite hotels and upscale extended-stay hotels.

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

EMPLOYEES

     As of December 31, 1999, the Company had approximately 475 employees. The Company's employees are not subject to any collective bargaining agreements, and management believes that its relationship with its employees is good.

ITEM 2.      PROPERTIES

     During 1999, the Company relocated its corporate headquarters to Twinsburg, Ohio, under the terms of a lease that expires in May 2009. The Company has the option to extend the lease for one five-year extension term. The Company can terminate the lease any time after five years, with a termination fee equal to the unamortized cost of build out improvements and commissions. In addition, the Company currently leases administrative offices in the majority of its markets. The Company believes that its corporate and administrative facilities are adequate to serve its current level of operations. If additional facilities are required, the Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms.

                           ACCOMMODATIONS

     The Company leases all of its accommodations. The Company has no plans to purchase or own any properties. The Company's accommodations include one-, two- and three-bedroom apartments, condominiums and townhouses. As of December 31, 1999, the Company had approximately 3,400 accommodations under lease, with approximately 90% of such leases being for one year or less. The terms of the Company's leases generally range from one to 18 months. During 1999, the Company entered into a fifteen year lease commencing January 1, 2000, and expiring December 31, 2015, for accommodations in a United Kingdom property. This property is an apartment-type complex in downtown London with 63 units.


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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999.

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




                                                            HIGH         LOW
                                                            ----         ---

          1999
          ----
          First Quarter        .................        $ 4 15/16     $2 15/16
          Second Quarter       .................        $ 4 3/8       $3 1/16
          Third Quarter        .................        $ 4 13/16     $2 15/16
          Fourth Quarter       .................        $ 3 3/16      $1 3/16


          1998
          ----
          First Quarter        .................        $12 1/4       $10
          Second Quarter       .................        $11 5/8       $3 11/16
          Third Quarter        .................        $ 5 1/16      $2 9/16
          Fourth Quarter       .................        $ 3 3/4       $2 7/16


         As of March 17, 2000, there were 68 holders of record of Common Stock.

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

ITEM 6.                      SELECTED FINANCIAL DATA
                 (IN THOUSANDS, EXCEPT SHARE AND FOOTNOTE DATA)

For financial reporting purposes, Temporary Corporate Housing Columbus, Inc. ("TCH") is presented as the acquirer of all of the other companies acquired by BridgeStreet in the Combination. Consequently, the Company's historical combined financial statements for periods ended on or before December 31, 1996, are the historical combined financial statements of TCH. The historical financial statements as of December 31, 1999, 1998 and 1997 and for the years then ended are of the Company and include the accounts of each of the Founding Companies and all other acquisitions from their respective dates of acquisition. The following selected historical financial data of the Company for the years ended December 31, 1999, 1998 and 1997 and of TCH as of December 31, 1996 and 1995, and for each year in the three-year period ended December 31, 1996, have been derived from the applicable audited financial statements of the Company and TCH. The remaining selected historical financial data of TCH has been derived from unaudited financial statements of TCH, which have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of that data.

                                             BridgeStreet                              Historical (TCH only)
                                              Year Ended                               --------------------
                                              December 31,                             Year Ended December 31,
                                      -------------------------------        -------------------------------------------
                                      1999      1998(1)       1997(1)        1996(1)     1995(1)      1994          1993      1992
                                      ----      -------       -------        -------     -------      ----          ----      ----
STATEMENT OF OPERATIONS
  DATA:
  Revenues ....................     95,408   $   96,667    $   51,059    $   12,400  $    9,696  $    8,309  $    6,803  $    5,627
  Cost of services ............     70,319       71,310        37,737         9,052       7,344       6,475       5,312       4,520
  Selling, general and
    administrative expense ....     22,753       20,026         9,887         2,327       2,064       1,628       1,373       1,328
  Officers' stock
    compensation ..............         --           --         1,210(3)         --          --          --          --          --
  Restructuring Charge ........         --        1,330(2)         --            --          --          --          --          --
  Goodwill amortization .......      1,264        1,098           489            --          --          --          --          --
                                ----------   ----------    ----------    ----------  ----------  ----------  ----------  ----------
  Operating income (loss) .....      1,073        2,903         1,736         1,021         288         206         118        (221)
  Interest and other income
    (expense), net ............       (482)        (176)           90           155         101          21           5          11
                                ----------   ----------    ----------    ----------  ----------  ----------  ----------  ----------
  Income (loss) before
    provision for income
    taxes .....................        591        2,726         1,825         1,176         389         227         123        (210)
  Provision (benefit) for
    income taxes ..............        655        1,267         1,371           512         178         114          49         (84)
                                ----------   ----------    ----------    ----------  ----------  ----------  ----------  ----------
  Net income (loss) ........... $      (64)  $    1,459    $      454    $      664  $      211  $      113  $       74  $     (126)
                                ==========   ==========    ==========    ==========  ==========  ==========  ==========  ==========
  Net income (loss) per
    share, basic and diluted(4) $    (0.01)  $     0.18    $     0.08    $     0.42  $     0.13  $     0.07  $     0.05  $    (0.08)
                                ==========   ==========    ==========    ==========  ==========  ==========  ==========  ==========

  Weighted average shares
    outstanding - basic(4) ....  8,169,835    8,123,306     5,904,484     1,596,350   1,596,350   1,596,350   1,596,350   1,596,350
  Weighted average shares
    outstanding - diluted(4) ..  8,169,835    8,123,306     5,930,248     1,596,350   1,596,350   1,596,350   1,596,350   1,596,350

                                                    BridgeStreet                        Historical (TCH only)
                                              ---------------------------      ---------------------------------------
                                                     December 31,                           December 31,
                                              ---------------------------      ---------------------------------------
                                              1999      1998         1997      1996     1995     1994     1993    1992
                                              ----      ----         ----      ----     ----     ----     ----    ----
BALANCE SHEET DATA
  Working capital .......................   $ 3,397   $ 3,351      $ 9,172   $   986   $  563   $  496   $  592   $499
  Total assets ..........................    65,607    61,429(1)    42,563     2,013    2,510    1,672    1,209    901
  Long-term debt, less current maturities    11,236     7,608           26        --       --       67       10     16
  Total stockholders' equity ............    43,044    42,986       37,578     1,184      869      658      545    471

(1)Certain amounts have been reclassified to conform to the 1999 presentation.
(2)Consists of a management restructuring charge. This represents a reduction of $0.09 per share in 1998.
(3)Consists of non-recurring, non-cash compensation expense recorded in connection with the accelerated vesting of restricted stock. This represents a reduction of $0.20 per share in 1997.
(4)The weighted average number of common shares outstanding in 1992 through 1996 is the number of shares issued by the Company on January 2, 1997, in exchange for all the issued and outstanding capital stock of TCH.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         BridgeStreet Accommodations, Inc. ("BridgeStreet" or the "Company") was incorporated in August 1996. Since that time the Company has become a leading provider of flexible accommodation services. The Company completed 15 acquisitions in 1997 and 1998 and now conducts operations throughout the U.S., Canada, and the U.K./Europe. In markets where the Company does not directly conduct operations, it has created alliances with Network Partners that allow BridgeStreet to offer a broad array of locations for its customers throughout the world.

         BridgeStreet has created a single brand name as a result of the consolidation of its acquired operations. The Company has achieved broad geographic coverage throughout the U.S. and throughout the world for its customers, many of whom have global needs. During 1999, BridgeStreet developed a common systems platform for its operations. These systems were largely implemented during 1999 with completion scheduled for 2000 and 2001. Common systems enable BridgeStreet to provide large national and international customers a centralized point of contact for sales, reservations, project management and billing information. Common systems also enable BridgeStreet to achieve greater efficiencies in managing its properties.

            The Company's revenues are derived primarily from renting accommodations to guests for extended periods. Revenues depend on the number of accommodations the Company has available under lease, the occupancy rate and the rate charged. The rate charged is a function of, among other factors, (i) the type, size and location of the accommodation being rented, (ii) the rental period and (iii) any additional amenities made available to the guest during his or her stay. As of December 31, 1999, the Company had approximately 3,400 accommodations under lease compared to 4,100 and 3,000 accommodations under lease at December 31, 1998 and 1997, respectively. During 1999, the Company operated at an occupancy rate of approximately 90% compared to approximately 89% in both 1998 and 1997.

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

RESULTS OF OPERATIONS

         BridgeStreet's Consolidated Statement of Operations for the year ended December 31, 1999, includes a full year of operating results of TCH, Corporate Lodgings, Inc. ("CLI"), Exclusive Interim Properties, Ltd. ("EIP"), Temporary Housing Experts, Inc. ("THEI"), HAI Acquisition Corp. ("HAI"), BridgeStreet Texas, L.P., BridgeStreet Arizona, Inc., BridgeStreet North Carolina, Inc., BridgeStreet Raleigh, Inc., BridgeStreet Colorado, Inc., BridgeStreet Accommodations Limited, BridgeStreet Canada, Inc. and BridgeStreet California, Inc.

         BridgeStreet's Consolidated Statement of Operations for the year ended December 31, 1998 includes a full year of operating results of TCH, CLI, EIP, THEI, HAI, BridgeStreet Texas, L.P. and BridgeStreet Arizona, Inc. The operating results for the year ended December 31, 1998 also include the operating results of the following wholly-owned operating subsidiaries from the indicated dates on which they acquired (by merger with or purchase of substantially all of the assets of) flexible accommodation service providers: BridgeStreet North Carolina, Inc. (January 2, 1998); BridgeStreet Raleigh, Inc. (January 2, 1998); BridgeStreet Colorado, Inc. (January 2, 1998); BridgeStreet Texas L.P. ("Austin", January 2, 1998); BridgeStreet Accommodations Limited (February 19,
1998); BridgeStreet Canada, Inc. (March 2, 1998), and BridgeStreet California, Inc. (June 1, 1998).

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

         Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Revenues. Revenues decreased $1.3 million, or 1.3%, from $96.7 million for the year ended December 31, 1998 to $95.4 million for the year ended December 31, 1999. The decrease in revenues was primarily the result of a decrease in the number of accommodations rented during the third and fourth quarters of the year. The Company believes that a significant amount of this revenue decline was related to the Year 2000 ("Y2K") effect on a portion of its customers. The Company believes that during the third and fourth quarters consulting activity generally slowed as businesses completed Y2K compliance projects and/or delayed the commencement of new non-Y2K projects pending the effect of Y2K on their business. Since consultants on project assignments represent a sizable portion of the Company's revenues, this action negatively effected the Company's 1999 revenues.

         Cost of Services. Cost of services decreased $1.0 million, or 1.4%, from $71.3 million for the year ended December 31, 1998, to $70.3 million for the year ended December 31, 1999. Cost of services, as a percentage of revenues, decreased from 73.8% for the year ended December 31, 1998, to 73.7% for the year ended December 31, 1999. The decrease in cost of services is in line with the decrease in revenues.

         Selling, General and Administrative Expense. Selling, general and administrative expense increased by $2.8 million, or 13.6%, from $20.0 million for the year ended December 31, 1998 to $22.8 million for the year ended December 31, 1999. As a percentage of revenues, selling, general and administrative expenses increased from 20.7% in 1998 to 23.8% in 1999. Contributing to the increase in expenses were the full year 1999 operations in London, which were acquired in February 1998, Canada, which were acquired in March of 1998, and California, which were acquired in June of 1998. In addition, the London operations began to increase staffing in the second half of 1999 to accommodate growth from a major contract awarded from a leading international consulting company. Collectively, these operations resulted in an additional $1.3 million of expense in 1999 compared to 1998. Depreciation and amortization expense increased $0.6 million as a result of the acquisitions completed in 1998 and the completion of system development work in 1998 and 1999. As a percent of sales, selling, general and administrative expenses increased primarily as a result of the Company's lower than expected sales in the second half of 1999.

         Non-Recurring Charges. The Statement of Operations for the year ended December 31, 1998, includes a restructuring charge of $1.3 million on a pretax basis ($732,000 after tax). This second quarter charge of $1.3 million represented an accrual of $962,000 for severance and other employee benefits for five employees, and an accrual of $368,000 for lease termination costs, the write-off of certain software and marketing costs, and professional fees associated with the management realignment. The accounting for the restructuring charge is in compliance with the Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." During 1998, $664,000 was charged against the reserve consisting of severance and benefit expenses of $341,000, the write-off of marketing materials and software of $202,000 and professional fees and other expenses of $121,000. During 1999, approximately $520,000 was charged against the reserve, consisting of severance and benefit expenses of $460,000, and write-off of software and other expenses of $60,000. As of December 31, 1999, the balance remaining in the reserve account is approximately $146,000. The majority of the balance relates to continuing severance and benefit expenses. The Company expects all costs to be incurred by the end of the second quarter of 2000, and no material incremental costs are expected to be recognized in future periods. See footnote 10 in the Notes to the Consolidated Financial Statements for additional information.

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenues. Revenues increased $45.6 million, or 89.3%, from $51.1 million for the year ended December 31, 1997, to $96.7 million for the year ended December 31, 1998. The increase in revenues was primarily the result of an increase in the number of accommodations rented during the year due to the acquisitions of seven flexible accommodation service providers, plus a full year of revenues for the 1997 acquisitions and growth in existing markets.

         Cost of Services. Cost of services increased $33.6 million, or 89.0%, from $37.7 million for the year ended December 31, 1997, to $71.3 million for the year ended December 31, 1998. Cost of services, as a percentage of revenues, decreased from 73.9% for the year ended December 31, 1997, to 73.8% for the year ended December 31, 1998. The dollar increase in cost of services was primarily related to the acquisitions of the flexible accommodation service providers as discussed above. As a percentage of revenues, cost of services decreased slightly from 1997 primarily due to higher gross margins from the Company's Canadian and U.K. subsidiaries.

         Selling, General and Administrative Expense. Selling, general and administrative expense increased $10.1 million, or 102%, from $9.9 million for the year ended December 31, 1997, to $20.0 million for the year ended December 31, 1998. Selling, general and administrative expense, as a percentage of revenues, increased from 19.4% for the year ended December 31, 1997, to 20.7% for the year ended December 31, 1998. The dollar increase in selling, general and administrative expense was primarily a result of the acquisitions of flexible accommodation service providers, as discussed above, and increased corporate overhead. The increase, as a percentage of revenues, is primarily from increased corporate overhead. The increase in corporate overhead is a direct result of incurring a full year of costs in 1998 for a corporate management team and other costs associated with creating a public company infrastructure. In 1997, these costs primarily were incurred during the second half of the year.

         Non-Recurring Charges. The Statement of Operations for the year ended December 31, 1997, includes $1.2 million of non-recurring, non-cash compensation expense relating to the accelerated vesting of restricted stock held by executive officers. The compensation charge represents the difference between the value of stock issued to officers and the amount paid. The Statement of Operations for the year ended December 31, 1998, includes a restructuring charge of $1.3 million on a pretax basis ($732,000 after tax).

         Other Income, Net. The components of other income (expense) are as follows for the years ended December 31:


                                         1999         1998         1997
                                      ---------    ---------    ---------

         Interest income ..........   $  78,359    $ 146,458    $ 196,253
         Interest expense .........    (707,381)    (451,270)    (120,065)
         Other, net ...............     146,749      128,549       13,445
                                      ---------    ---------    ---------
                  Other Income, net   $(482,273)   $(176,263)   $  89,633
                                      =========    =========    =========

         Interest income has been decreasing as a result of the use of invested funds for acquisitions. Interest expense is increasing as a result of borrowings against the line of credit, both for acquisition payments and working capital needs.

         Income tax provision. For the year ended December 31, 1999, the Company recorded a tax provision of approximately $655,000 on pretax income of approximately $591,000, compared to a tax provision of approximately $1.3 million on pretax income of $2.7 million in 1998. The Company records income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The tax provisions are based on the Company's consolidated effective tax rate after considering nondeductible expenses, such as amortization of goodwill, officers' stock compensation in 1997 and foreign taxes for 1998 and 1999. The effective tax rates are as follows for the years ended December 31:

                                         1999          1998            1997
                                         ----          ----            ----
                  Effective tax rate    110.9%         46.5%           75.1%

         The higher than normal 1999 effective tax rate is attributable to the effect of the lower net income on a fixed amount of nondeductible goodwill amortization. The higher than normal 1997 effective tax rate is attributable to the effect of the non-recurring, non-deductible officer's stock compensation charge recognized in 1997.

         The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries, as such funds are deemed indefinitely reinvested in those operations. It is not practicable to calculate the deferred taxes associated with these unremitted earnings.

LIQUIDITY AND CAPITAL RESOURCES

            For the year ended December 31, 1999, net cash provided by operating activities totaled $4.0 million. Net cash used in investing activities was $7.0 million, primarily for payments related to 1998 acquisitions, the purchase of operating stock and equipment required in the Company's business, and costs associated with implementing a company-wide fully integrated management information system. Net cash provided by financing activities was $2.7 million, primarily due to borrowings against the revolving line of credit. Cash and cash equivalents decreased by approximately $280,000 during the period and totaled $2.7 million at December 31, 1999.

            For the year ended December 31, 1998, net cash provided by operating activities totaled $1.6 million. Net cash used in investing activities was $15.5 million, primarily for acquisitions, the purchase of operating stock and equipment required in the Company's business, and costs associated with implementing a company-wide fully integrated management information system. Net cash provided by financing activities was $8.0 million, primarily due to borrowings against the revolving line of credit. Cash and cash equivalents decreased by $6.0 million during the period and totaled $3.0 million at December 31, 1998.

            In September 1997, the Company completed its initial public offering of 3,007,250 common shares, of which 2,092,250 shares were issued by the Company and 915,000 shares were sold by certain stockholders of the Company at a public offering price of $9.00 per share (the "Offering"). The net proceeds to the Company (after deducting underwriting discounts and commissions and expenses incurred in connection with the Offering) of approximately $14.8 million were used to repay $1.2 million of certain indebtedness of the Founding Companies assumed in connection with the Combination (see footnote 1 in the Notes to the Consolidated Financial Statements), $2.8 million (of which $1.0 million related to acquisitions) of indebtedness outstanding under the Company's revolving credit facility, $28,000 of the outstanding amount due under a loan made to the Company by the spouse of one of the Company's directors, and approximately $3.6 million for acquisitions and expenses associated with acquisitions. The remaining net proceeds were invested in short-term, interest bearing, investment grade securities at December 31, 1997, and subsequently were used for acquisitions during 1998.

            The Company has a revolving credit facility (the "Revolving Credit Facility") secured by guarantees by certain material subsidiaries of the Company and a pledge of the capital stock of all of the Company's wholly-owned operating subsidiaries. The revolving credit facility may be used for refinancing of the Company's subsidiaries' indebtedness, acquisitions, working capital and to repurchase up to $1.0 million of the Company's stock. Loans made under the revolving credit facility bear interest, at the Company's option, at 0.25% to 0.5% above the bank's prime lending rate, or 1.75% to 2.0% above the Eurodollar or LIBOR rates. During the second quarter of 1999, the revolving credit agreement was amended to provide a Canadian sublimit and to add the Company's Canadian subsidiary as a party to the agreement for purposes of borrowing under the Canadian sublimit. Interest on the amounts borrowed under the Canadian sublimit is payable, at the Company's option, at 1.5% to 1.75% above the bank's Canadian prime lending rate, or 1.75% to 2.0% above the Canadian cost of funds rate. The revolving credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness, (iii) requires the bank's approval for certain acquisitions, and (iv) requires the Company to comply with certain financial covenants. The Company had $11.2 million and $7.5 million outstanding under the facility at December 31, 1999 and December 31, 1998, respectively. At December 31, 1999 and 1998, the Company's weighted average interest rates were 7.85% and 6.75%, respectively.

         At December 31, 1999, the Company was not in compliance with certain of its financial covenants under the Revolving Credit Facility. The Company subsequently received waivers of these covenants. Additionally, the Company's current projections indicate that the Company may be out of compliance with certain financial covenants during the first and second quarters of 2000. The Company has received a waiver for the covenants it anticipates it may be out of compliance with. The Company believes that with these waivers, it will be in compliance with its financial covenants for the year ending December 31, 2000. During the first quarter of 2000, the Company amended its Revolving Credit Agreement to allow for an additional $2.0 million daily working capital line of credit with one of the banks in the Revolving Credit Facility. Additional borrowings under the amended revolving credit facility, up to the facility limit of $25 million, require the approval of the majority bank providing the facility. While there can be no assurance, management believes that cash flow from operations and funds from the Revolving Credit Facility, or a successor facility, will be adequate to fund the Company's capital requirements for the year 2000.

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

            During 1998, the Company acquired seven companies. The acquisitions have been accounted for using the purchase method of accounting. The total aggregate cost of these acquisitions was approximately $20.5 million, consisting of cash and promissory notes of $16.3 million and $4.2 million in common stock or securities exchangeable for common stock. The purchase price allocation of these acquisitions resulted in goodwill of approximately $21.2 million that is being amortized over 35 years.

         The Company intends to pursue growth through large national accounts as well as increasing market share for its local and regional customers. As a result of the acquisition of 15 operations in 1997 and 1998, combined with alliances with its Network Partners, the Company has the geographic coverage needed to conduct this growth strategy and does not intend to pursue further acquisition opportunities at this time.

         The Company's primary sources of funds to date have been cash flow from operations, proceeds from the Offering, and its Revolving Credit Facility. The Company anticipates future sources of funding will be cash flow from operations and the Revolving Credit Facility. Principal future uses of cash will be to fund expanding operations and investment in the Company's management information systems. Capital expenditure requirements in 2000 are anticipated to be approximately $4.5 million. Approximately $1.0 million of these expenditures are related to furnishings and leasehold improvements for a new property in the U.K. where the Company has an exclusive 15-year lease. These expenditures will be funded from year-end 1999 cash balances held in the Company's London operations in anticipation of these expenditures. Capital expenditures for the years ended December 31, 1999, 1998 and 1997 were approximately $4.2 million, $4.1 million and $1.6 million, respectively.

         The Company anticipates funding the balance of its cash needs from cash flow from operations during 2000. Seasonal and daily cash shortfalls will be funded from the Company's Revolving Credit Facility.

           On March 23, 2000, the Company entered into a definitive merger agreement (the "Agreement") providing for the acquisition of the Company by MeriStar Hotels & Resorts, Inc. ("MMH").

            Under the terms of the Agreement, each outstanding share of the Company would be exchanged for $1.50 in cash, plus 0.5 share of MMH common stock. Total consideration per share of the Company is estimated to be approximately $3.00. The Agreement is subject to approval of the stockholders of the Company and other customary conditions.

         The Company intends to retire its debt in the 2000 fiscal year in connection with the merger agreement described in the Company's subsequent event note to the consolidated financial statements.


INFLATION

         Due to the relatively low levels of inflation experienced in 1999, 1998 and 1997, inflation did not have a significant effect on the results of the Company during these periods.

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

MANAGEMENT INFORMATION SYSTEMS AND YEAR 2000 ISSUES

         The Company was formed in August 1996 and during 1997 and 1998 has acquired fifteen flexible accommodation companies. The acquired companies each had different computer hardware and software systems. As a result, the Company has undertaken a complete review and assessment of its information technology ("IT") systems. The Company has determined that all accounting and property management systems will be replaced with a single integrated system. Year 2000 ("Y2K") compliance is a requirement for all new systems the Company has acquired and will acquire or develop internally. The Company analyzed all other non-information technology systems such as security, electrical, fire protection, voice and data communication systems, which may contain embedded technology microprocessors or other similar circuitry, to adequately address Year 2000 issues. The Company did not experience any noticeable Year 2000 system issues.

         During the fourth quarter of 1997, the Company evaluated several major accounting software vendors. Key criteria evaluated included: Y2K compliance; meeting company functional requirements; reporting capabilities; software flexibility and scalability; vendor stability, growth and support; ease of use; and cost. In the first quarter of 1998, based on these criteria and extensive review of the software vendors, the Company selected an accounting software vendor. During the second and third quarters of 1998, the Company undertook phase one of its financial systems implementation. Phase one included: analyzing accounting requirements; purchasing and setting up hardware and application software; conducting a conference room pilot; and application documentation and training. In August of 1998, the Company began the roll out phase in the Company's Cleveland Region. The Company completed rolling out the accounting software application to each of its North American regions during 1999. The Company also implemented a wide area network (WAN) to connect all North American offices to the central computer system.

         During the first quarter of 1998, the Company evaluated several major property management software vendors. Key criteria evaluated included: Y2K compliance; meeting company functional requirements; reporting capabilities; software flexibility and scalability; vendor stability, growth and support; ease of use; and cost. Based on this review the Company determined that there was no one software application that entirely met the key needs of the Company. In the second quarter of 1998, the Company made the decision to internally develop its property management systems. The system is being developed within the accounting software package discussed above. This provides the Company with a fully integrated accounting and property management system. During 1997 the Company had developed a prototype property management system which will be the underlying design framework for the first phase of the property management system

         During the third quarter of 1998, the Company undertook phase one of its property management systems implementation. Phase one included: analyzing property management requirements; purchasing and setting up hardware and application software; conducting a conference room pilot; and, application documentation and training. This phase was completed and during the fourth quarter of 1998 and the Company began programming of the system. The Company began the pilot installation of the system during the first quarter of 1999. Full implementation has occurred in a number of the Company offices. The Company expects to complete implementation to all United States offices during the year 2000.

         The total cost to replace existing software, hardware and the cost of implementing the new accounting and property management systems is estimated to be $3.5 million, which will be capitalized as incurred.

         CONTINGENCY PLANS AND RISKS OF THE COMPANY'S Y2K ISSUES. The Company believes it had the internal controls and manual systems in place to prevent any material interruption in its business operations due to Y2K problems. The Company did not experience any noticeable Y2K system problems. Prior to the complete implementation of the new accounting and property management systems, the Company's operating subsidiaries that did not have the new systems upgraded their existing systems to be Y2K compliant or discarded them in favor of manual systems. The Company intends to rely on these manual systems and controls at each operating subsidiary until each subsidiary has fully implemented the new systems. The Company undertook extensive preparations for Y2K issues, much of which was done internally. The total cost to analyze all Company systems, apply necessary programming connections, and replace outdated hardware was less than $50,000. As part of the analysis process, the Company used vendor-supplied tools to identify potential Y2K problems. Testing was done on all critical systems to ensure a complete and efficient transition. In addition, the information technologies staff worked on January 1, 2000, to ensure proper operation of all systems, and to assist system users in local markets with any unforeseen issues. It is possible that Y2K, or similar issues such as leap year-related problems, may occur with billing, payables, reservations, property management or other systems. The Company believes any such problems will be minor and correctable. In addition, the Company could be negatively impacted by customers or suppliers that suffer long-term Y2K system problems or similar issues. The Company is currently not aware of any Y2K or similar system problems with customers or suppliers.

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

ITEM 7(A).   QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

INTEREST RATE RISK

         The Company has a $25 million revolving credit facility agreement. The interest due under this facility is variable with the Company's rate tied to various underlying rates (the bank's prime lending rate in both the USA and Canada, Eurodollar rates, LIBOR rates, and the Canadian cost of funds rate). The Company has not entered into any agreements to mitigate its interest rate risk.

         A material change in the various underlying rates described above could have a material impact on the Company. However, no assumptions have been made regarding future interest rates.

         The Company intends to retire its debt in the 2000 fiscal year in connection with the merger agreement described in the Company's subsequent event note to the consolidated financial statements.

EXCHANGE RATE RISK

         Through the Company's wholly-owned operating subsidiaries of BridgeStreet Accommodations Limited and BridgeStreet Canada, both formed in 1998, the Company operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the volatility that is associated with exchange rate movements. The effects of foreign currency on operating results in the current year were not material to the Company. The Company does not hedge its risk in foreign currency exchange rate movements, and does not intend to do so in the foreseeable future.

         Each of the above-mentioned subsidiaries primarily enters into transactions denominated in their respective local currencies; and, therefore, are not individually subject to significant volatility associated with exchange rate movements. The Company deems its unremitted earnings of foreign subsidiaries as indefinitely reinvested in those operations. While a material change in the relevant exchange rates could have a material affect on the financial results reported by the Company, the Company does not believe that a material economic exposure exists because it generally does not expatriate or repatriate foreign currencies into U.S. dollars.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        BRIDGESTREET ACCOMMODATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
                                                                                          1999               1998
                                                                                          ----               ----
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                           $  2,677,937       $  2,957,517
  Trade accounts receivable, less allowance for doubtful
      accounts of $300,000 in 1999 and $270,000 in 1998                                  4,599,981          5,976,054
  Security deposits held by landlords                                                      475,889            534,815
  Deferred income taxes                                                                    884,756            691,591
  Prepaid rent                                                                           2,949,410          2,066,086
  Other current assets                                                                   1,402,113          1,019,983
                                                                                       -----------       ------------
         Total current assets                                                           12,990,086         13,246,046
Operating stock, net of accumulated amortization                                         2,569,957          2,217,562
Property and equipment, net of accumulated depreciation                                  6,349,488          5,379,024
Other assets                                                                                 9,647             10,150
Goodwill, net of accumulated amortization                                               43,687,449         40,576,629
                                                                                      ------------       ------------
         Total assets                                                                 $ 65,606,627        $6l,429,411
                                                                                      ============        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                                $     98,759       $    778,715
  Due to stockholders and affiliates                                                           950            369,949
  Accounts payable                                                                       1,247,075          1,136,952
  Accrued payroll and employee benefits                                                    833,116          1,250,828
  Accrued expenses, other                                                                6,151,296          4,583,569
  Deferred revenue                                                                         747,956          1,163,181
  Security deposits due to customers                                                       513,751            612,057
                                                                                      ------------       ------------
         Total current liabilities                                                       9,592,903          9,895,251
Long-term debt, net of current maturities                                               11,235,892          7,608,452
Deferred income taxes                                                                    1,733,700            939,381
Commitments and contingencies
Stockholders' Equity:
    Preferred stock, $0.01 par value; authorized 5,000,000 shares;
                      no shares issued or outstanding                                           --                 --
    Common stock, $0.01 par value; authorized 35,000,000 shares;
                      8,169,835 shares issued and outstanding in 1999 and 1998;             81,698             81,698
    Additional paid in capital                                                          40,134,726         40,134,726
    Retained earnings                                                                    3,005,561          3,069,958
    Accumulated other comprehensive income                                                (177,853)          (300,055)
                                                                                      ------------       ------------
         Total stockholders' equity                                                     43,044,132         42,986,327
                                                                                      ------------       ------------
           Total liabilities and stockholders' equity                                 $ 65,606,627       $ 61,429,411
                                                                                      ============       ============


See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                              Year Ended December 31
                                                               ---------------------------------------------------
                                                                   1999               1998              1997
                                                                   ----               ----              ----

Revenues                                                       $ 95,408,355       $ 96,666,672       $ 51,059,156
Operating Expenses:
    Cost of services                                             70,318,836         71,310,397         37,736,902
    Selling, general and administrative expense                  22,752,829         20,025,897          9,887,041
    Officers' stock compensation                                         --                 --          1,210,261
    Goodwill amortization                                         1,263,690          1,097,624            489,148
    Restructuring charge                                                 --          1,330,000                 --
                                                               ------------       ------------       ------------
         Total operating expenses                                94,335,355         93,763,918         49,323,352
                                                               ------------       ------------       ------------
             Operating income                                     1,073,000          2,902,754          1,735,804
Other Income (Expense):
    Interest income                                                  78,359            146,458            196,253
    Interest expense                                               (707,381)          (451,270)          (120,065)
    Other income, net                                               146,749            128,549             13,445
                                                               ------------       ------------       ------------
            Other income (expense), net                            (482,273)          (176,263)            89,633
                                                               ------------       ------------       ------------
                 Income before provision for income taxes           590,727          2,726,491          1,825,437
    Provision for income taxes                                      655,124          1,267,423          1,371,346
                                                               ------------       ------------       ------------
    Net income (loss)                                          $    (64,397)      $  1,459,068       $    454,091
    Other comprehensive income:
           Foreign currency translation adjustment                  122,202           (300,055)                --
                                                               ------------       ------------       ------------
    Comprehensive income                                       $     57,805       $  1,159,013       $    454,091
                                                               ============       ============       ============

    Net income (loss) per share-basic and diluted              $      (0.01)      $       0.18       $       0.08
                                                               ============       ============       ============

    Weighted average shares outstanding-basic                     8,169,835          8,123,306          5,904,484

    Weighted average shares outstanding-diluted                   8,169,835          8,123,306          5,930,248




See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      Accumulated
                                             Common Stock                 Additional                    Other          Total
                                             ------------      Treasury     Paid-In       Retained   Comprehensive Stockholders'
                                        Shares      Amount      Stock       Capital       Earnings       Income       Equity
                                        ------      ------      -----       -------       --------       ------       ------

Balance at 12/31/96                       2,056    $ 31,000    $(4,185)   $         -    $1,156,799    $       -    $ 1,183,614

    Original BridgeStreet equity      1,174,000      11,740          -         (9,024)            -            -          2,716
    Merger of TCH and BridgeStreet       (2,056)    (31,000)     4,185              -             -            -        (26,815)
    Issuance of stock to founders     4,301,000      43,010          -     17,548,922             -            -     17,591,932
    Officers' stock compensation              -           -          -      1,210,261             -            -      1,210,261
Common stock offering                 2,092,250      20,922          -     14,791,476             -            -     14,812,398
    Issuance of stock to acquired
      companies                         222,095       2,221          -      2,347,779             -            -      2,350,000
    Net income                                -           -          -              -       454,091            -        454,091
                                      ---------    --------   --------    -----------    ----------    ---------    -----------
Balance at 12/31/97                   7,789,345    $ 77,893          -    $35,889,414    $1,610,890            -    $37,578,197

     Issuance of stock to acquired
       companies                        379,958       3,800          -      4,240,529             -            -      4,244,329
     Options exercised                      532           5          -          4,783             -            -          4,788
     Foreign currency translation             -           -          -              -             -     (300,055)      (300,055)
     Net income                               -           -          -              -     1,459,068            -      1,459,068
                                      ---------    --------   --------    -----------    ----------    ---------    -----------
Balance at 12/31/98                   8,169,835    $ 81,698          -    $40,134,726    $3,069,958    $(300,055)   $42,986,327

Foreign currency translation                  -           -          -              -             -      122,202        122,202
Net income                                    -           _          -              -       (64,397)           -        (64,397)
                                      ---------    --------   --------    -----------    ----------    ---------    -----------
Balance at 12/31/99                   8,169,835    $ 81,698          -    $40,134,726    $3,005,561    $(177,853)   $43,044,132
                                      =========    ========   ========    ===========    ==========    =========    ===========























See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31
                                                                    -------------------------------------------
                                                                        1999           1998            1997
                                                                        ----           ----            ----
Cash Flows From Operating Activities:
    Net income (loss)                                              $   (64,397)   $  1,459,068    $    454,091
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities--
        Officers' stock compensation                                        --              --       1,210,261
        Depreciation and amortization                                2,937,961       2,505,578         990,346
        Gain on sale of assets                                        (296,253)        (32,487)             --
        Deferred income taxes                                          604,160          96,466         225,942
        Changes in operating assets and liabilities
          excluding the effect of acquisitions--
            Trade accounts receivable                                1,336,771      (3,429,067)       (420,154)
            Security deposits held by landlords                         56,628        (141,385)        (83,560)
            Prepaid expenses and other assets                       (1,279,609)       (211,906)     (1,514,887)
            Accounts payable and accrued expenses                      520,318       1,429,645         656,731
            Accrued income taxes                                       686,499              --        (191,988)
            Security deposits due to customers                         (92,709)       (414,244)        (24,451)
            Deferred revenue                                          (428,464)        362,677          30,749
                                                                   -----------    ------------    ------------
              Net cash provided by operating activities              3,980,905       1,624,345       1,333,080
                                                                   -----------    ------------    ------------
Cash Flows From Investing Activities:
    Purchases of investments in short-term marketable securities            --              --        (124,997)
    Sales of investments in short-term marketable
        securities                                                          --              --         277,250
    Acquisitions, net of cash acquired                              (4,228,705)    (11,503,537)     (4,388,120)
    Proceeds from sale of assets                                     1,495,273          90,420              --
    Purchases of operating stock                                      (743,617)       (898,053)       (768,321)
    Purchases of property and equipment                             (3,481,255)     (3,235,159)       (876,936)
                                                                   -----------    ------------    ------------
              Net cash used for investing activities                (6,958,304)    (15,546,329)     (5,881,124)
                                                                   -----------    ------------    ------------
Cash Flows From Financing Activities:
    Proceeds from initial public offering, net of offering costs            --              --      14,812,398
    Proceeds from sale of stock                                             --           4,787              --
    Borrowings against line of credit                                4,737,418       7,500,000       2,775,000
    Repayment against line of credit                                (1,700,000)             --      (2,775,000)
    Addition (repayment) of long-term debt                              29,578         211,741      (1,212,807)
    Due to stockholders/affiliates                                    (370,572)        260,726        (727,271)
                                                                   -----------    ------------    ------------
              Net cash provided by financing activities              2,696,424       7,977,254      12,872,320
                                                                   -----------    ------------    ------------
Effect of foreign currency translation on cash                           1,395         (19,968)             --
                                                                   -----------    ------------    ------------
              Net increase (decrease) in cash
              and cash equivalents                                    (279,580)     (5,964,698)      8,324,276
  Cash and cash equivalents, beginning of year                       2,957,517       8,922,215         597,939
                                                                   -----------    ------------    ------------
  Cash and cash equivalents, end of year                           $ 2,677,937    $  2,957,517    $  8,922,215
                                                                   ===========    ============    ============


Supplemental Cash Flow Information:
                 Cash paid for interest                            $   640,162    $    416,901    $    158,786
                                                                   ===========    ============    ============
                 Cash paid for income taxes                        $ 1,008,692    $  1,773,512    $  1,327,975
                                                                   ===========    ============    ============

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

         The consolidated financial statements presented herein have been prepared by the Company and include the accounts of TCH, Corporate Lodgings, Inc., Exclusive Interim Properties, Ltd. and Temporary Housing Experts, Inc. all of which (together with certain affiliated companies) were merged with and into subsidiaries of the Company on January 2, 1997, as well as the accounts of the following wholly-owned operating subsidiaries from the indicated dates on which they acquired (by merger with or purchase of substantially all of the assets of) such flexible accommodation service providers: HAI Acquisition Corp. (March 31, 1997); BridgeStreet Texas, L.P. (Dallas, December 1, 1997); BridgeStreet Arizona, Inc. (December 1, 1997); BridgeStreet North Carolina, Inc. (January 2,
1998); BridgeStreet Raleigh, Inc. (January 2, 1998); BridgeStreet Texas, L.P. (Austin, January 2, 1998); BridgeStreet Colorado, Inc. (January 2, 1998); BridgeStreet Accommodations Limited (February 19, 1998); BridgeStreet Canada, Inc. (March 2, 1998); and BridgeStreet California, Inc. (June 1, 1998). All intercompany accounts and transactions have been eliminated.

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

Financial Instruments

         The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Investments in short-term marketable securities are deemed to be available-for-sale, and accordingly, are stated at their fair value. Other financial instruments consisting of trade and other receivables, and long-term debt (which are at variable interest rates) are considered to have a fair value which approximates carrying value at December 31, 1999 and 1998.

Concentration of Credit Risk

         Concentration of credit risk is limited to accounts receivable. The Company may require collateral or other security to support their receivables. The Company conducts periodic reviews of its clients' financial condition and payment practices to minimize collection risks on accounts receivable.

Operating Stock

         Operating stock to furnish new units, including linen, glassware, silverware, utensils and minor appliances, is capitalized as it is purchased and amortized, on a straight line basis, over a three year period to a residual value of 50% of the original cost. Additional purchases of operating stock for units already established are expensed as incurred.

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


                                                      Estimated
         Asset Classification                        Useful Life
         --------------------                        -----------
         Computer hardware and software.............  3-7 Years
         Office furniture and equipment ............  5-7 Years
         Automobiles ...............................    5 Years
         Condominiums ..............................   39 Years
         Leasehold Improvements ....................  Lease life up to 7 Years

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

Goodwill

         Goodwill represents the excess purchase price paid over the fair value of the net assets acquired and all transaction costs incurred in connection with the acquisitions. The amortization of goodwill is provided on a straight-line basis over a 35-year period. Goodwill amortization totaled approximately $1,264,000, $1,098,000 and $489,000 in 1999, 1998 and 1997, respectively.
Accumulated amortization of goodwill totaled $2,747,000 and $1,587,000 at December 31, 1999 and 1998, respectively.

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion (APB) No. 17 "Intangible Assets", management regularly evaluates its accounting for goodwill considering such factors as historical and future profitability, and believes that the asset is realizable and the amortization period is appropriate.

Accommodation and Furniture Leases

         The Company leases substantially all of its accommodations on a short-term basis with lease terms typically ranging from one month to one year. Furniture for the accommodations is substantially all leased on a monthly basis from various furniture rental companies.

Effects of Foreign Currency

         The Company has business operations in the United Kingdom and Canada. In accordance with SFAS No. 52, the Company has converted the foreign components of its balance sheets at the exchange rates of the foreign currency at the balance sheet date. For December 31, 1999, the rates were 1.6150 U.S. Dollars for one British Pound, and .6925 U.S. Dollar for one Canadian Dollar. For December 31, 1998, the rates were 1.6628 U.S. Dollars for one British Pound, and .6504 U.S. Dollar for one Canadian Dollar. The foreign components of the income statements have been converted at blended exchange rates which were as follows:


                                              For the Year Ending December 31,
                                                      1999         1998
                                                      ----         ----

         U.S. Dollars for one British Pound          1.6172       1.6593
         U.S. Dollar for one Canadian Dollar          .6732        .6709


         The Company did not have foreign operations prior to March 1998.

         The cumulative effect of using the two different methods of converting foreign currencies is shown on the statement of stockholders' equity as Foreign Currency Translation.

Self-Insurance

         On January 2, 1999, the Company converted its insured employee health care plan, which covered employees in the United States, into a self-insured health care plan. The self-insured health care plan provides the employees the same coverage as they had under the prior plan, and is managed by the same carrier. Under the plan, the Company funds medical costs up to two cap limits. The first is $25,000 per covered individual; the second is a monthly maximum stop loss amount. (During 1999, that amount was approximately $42,000 per month.) Included in accrued expenses, other in the accompanying consolidated balance sheet at December 31, 1999, is an accrual for the estimated run out liability of approximately $112,500. The run out liability is the amount that the Company would be required to pay its carrier to convert the self-insured health plan back into a fully-insured health plan on December 31, 1999. Also included in accrued expenses, other in the accompanying consolidated balance sheet at December 31, 1999, is an accrual for the estimated incurred but not reported (IBNR) liability of approximately $40,500. The IBNR represents the Company's estimate of health insurance costs incurred during the year ended 1999, but not yet presented to the Company for payment.

Advertising Costs

         Advertising costs are expensed as incurred, and amounted to approximately $885,000, $1,007,000 and $542,000 in 1999, 1998 and 1997,
respectively.

Reclassification

         Certain items in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

3.  COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires disclosure of comprehensive income, defined as changes in stockholders' equity from non-owner sources, such as foreign currency translation adjustment. The adoption of this statement had no impact on the Company's net income or stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of this statement.

 4.  BUSINESS SEGMENTS

         In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to identify segments consistent with the manner in which management makes decisions about allocating resources to segments and measuring their performance. It also requires disclosure of products and services, geographic areas and major customers. The Company's operating subsidiaries meet the aggregation criteria established by SFAS No. 131 and have been aggregated for disclosure purposes. The geographic and major customer disclosures are being made in accordance with this statement, and are as follows.

         In 1999, Andersen Worldwide accounted for approximately $9.9 million, or 10.4% of the Company's consolidated 1999 revenues. In 1998, Andersen Worldwide accounted for approximately $11 million, or 11.4% of the Company's consolidated 1998 revenues. No client accounted for more than 10% of the Company's consolidated 1997 revenues.

          For the year ending December 31, 1999, the Company's United Kingdom and Canadian subsidiaries each accounted for more than 10% of the Company's revenue and consolidated pretax income, before corporate expenses, from external customers. For the year ending December 31, 1998, no single country outside of the United States comprised 10% or more of the Company's revenue from external customers. Approximate revenues and pretax income, before corporate expenses, for the Company's segments are as follows:

REVENUES                                            1999                  1998
--------                                            ----                  ----

United Kingdom                              $11,500,000  12.1%    $ 7,400,000    7.7%
Canada                                       10,900,000  11.4%      8,700,000    9.0%
United States                                73,000,000  76.5%     80,600,000   83.3%

PRETAX INCOME (before corporate expenses)
-------------

United Kingdom                              $   900,000  13.8%    $ 1,000,000   11.5%
Canada                                        1,200,000  18.5%      1,100,000   12.7%
United States                                 4,400,000  67.7%      6,500,000   75.8%

          Prior to March 1998, the Company did not have revenue from countries outside of the United States. Long-lived assets located outside the United States are as follows:

                                                    As of December 31
                                             ------------------------------
                                                   1999               1998
                                                   ----               ----

     Operating stock                         $   128,000        $    49,000
     Property and equipment                    1,504,000            574,000
     Goodwill                                 14,965,000         11,339,000
                                             -----------        -----------
                                             $16,597,000        $11,962,000
                                             ===========        ===========

All remaining long-lived assets are located in the United States.

5.  INCOME TAXES

     The Company records income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     The components of income before provision for income taxes follow:

                                                           1999               1998            1997
                                                           ----               ----            ----

              Domestic (net of corporate overhead)      $(1,505,000)      $   421,000       $1,825,000
              Foreign                                     2,096,000         2,305,000                0
                                                        -----------       -----------       ----------
                  Total                                 $   591,000       $ 2,726,000       $1,825,000
                                                        ===========       ===========       ==========

     Provision for income taxes follows:

                                                           1999               1998            1997
                                                           ----               ----            ----
                Current tax expense
                  Federal                               $  (548,000)      $   155,000       $1,077,000
                  State and local                           (65,000)          174,000          226,000
                  Foreign                                   679,000           848,000                0
                                                        -----------       -----------       ----------
                       Total current expense            $    66,000       $ 1,177,000       $1,303,000
                                                        -----------       -----------       ----------

                Deferred tax expense
                   Federal                              $   472,000       $    79,000       $   58,000
                   State and local                            7,000            29,000           10,000
                   Foreign                                  110,000           (18,000)               0
                                                        -----------       -----------       ----------
                       Total deferred expense           $   589,000       $    90,000       $   68,000
                                                        -----------       -----------       ----------

                Total provision for income taxes        $   655,000       $ 1,267,000       $1,371,000
                                                        ===========       ===========       ==========

Net income tax refunds were $110,000 in 1999. Total income tax payments, net of refunds, were $1.1 million and $1.3 million in 1998 and 1997, respectively.

A reconciliation of the federal statutory income tax rate of 34% and the effective income tax rate for the year ended December 31 follows:

                                                          1999              1998               1997
                                                          ----              ----               ----

     Income before income taxes                        $ 591,000        $ 2,726,000        $ 1,825,000
                                                       =========        ===========        ===========

          Tax Expense at U.S. statutory rate             201,000        $   927,000            621,000
          State taxes, net of federal tax benefit        (43,000)           115,000            156,000

          Foreign tax effect - net                       127,000            162,000                 --
          Goodwill                                       287,000            255,000            161,000
          Officers' stock award                               --                 --            411,000
          Meals and entertainment                         77,000             23,000             23,000
          Other - net                                      6,000           (215,000)            (1,000)
                                                       ---------        -----------        -----------
          Provision for income taxes                   $ 655,000        $ 1,267,000        $ 1,371,000
                                                       =========        ===========        ===========

          Effective income tax rate:                       110.9%              46.5%              75.1%

Deferred tax assets (liabilities) at December 31, 1999 and 1998 follow:

                                                               1999              1998
                                                            -----------       ---------

        Deferred tax assets
          Accruals not yet deductible for tax purposes      $   751,000       $ 839,000
          Accounts receivable                                   (12,000)       (195,000)
          Deferred income                                        40,000          41,000
          Alternative minimum tax carryforward                   78,000              --
          Other                                                  28,000           7,000
                                                            -----------       ---------
                 Gross deferred tax assets                  $   885,000       $ 692,000
                                                            ===========       =========

        Deferred tax liabilities
          Operating stock                                   $(1,013,000)      $(800,000)
          Fixed assets                                         (319,000)       (114,000)

          Intangible assets                                    (304,000)        (12,000)
          Other                                                 (98,000)        (13,000)
                                                            -----------       ---------
                 Gross deferred tax liabilities             $(1,734,000)      $(939,000)
                                                            ===========       =========

          Net deferred tax liability                        $  (849,000)      $(247,000)
                                                            ===========       =========

         The company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries as the funds are deemed indefinitely reinvested in those operations. It is not practicable to calculate the deferred taxes associated with these unremitted earnings.

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

         Subsequent to March 31, 1997, the Company made three additional acquisitions during 1997. The cost of these acquisitions was $6.75 million, consisting of $4.40 million of cash and $2.35 million of stock. The purchase price allocation of these acquisitions resulted in goodwill of approximately $7.4 million.

         During 1998, the Company acquired seven companies. The acquisitions have been accounted for using the purchase method of accounting. The total aggregate cost of these acquisitions was approximately $20.5 million, consisting of cash and notes of $16.3 million and $4.2 million in common stock or securities exchangeable for common stock. The purchase price allocation of these acquisitions resulted in initial goodwill of approximately $17.0 million that is being amortized over 35 years. During 1999, the Company paid additional purchase consideration based on performance goals established at the time of the acquisitions. These amounts totaled $4.2 million, and are being amortized over the remaining life of the goodwill.

         The Company has not acquired any additional flexible accommodation service companies since June 1998.

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

                                                     Year ended December 31,
                                                     -----------------------

                                                    1998             1997
                                                    ----             ----

     Revenues                                    $102,642,000      $88,261,000
     Net income                                  $  1,617,000      $ 1,398,000
     Net income per share-basic and diluted      $       0.20      $      0.17

         The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made at the beginning of 1997.

7. PROPERTY AND EQUIPMENT, AND OPERATING STOCK

         Property and equipment, and operating stock consist of the following at December 31:

                                                      1999             1998
                                                     -----             ----

Land                                              $        -      $  266,235
Condominiums                                               -         998,484
Computer hardware and software                     4,721,274       2,776,076
Office furniture and equipment and leasehold
  improvements                                     3,569,270       2,216,008
Automobiles                                          622,830         491,894
                                                  ----------      ----------
         Total property and equipment              8,913,374       6,748,697
Less-accumulated depreciation                      2,563,886       1,369,673
                                                  ----------      ----------
         Property and equipment, net              $6,349,488      $5,379,024
                                                  ==========      ==========

Operating stock                                   $4,009,374      $3,263,510
Less-accumulated amortization                      1,439,417       1,045,948
                                                  ----------      ----------
Operating stock, net                              $2,569,957      $2,217,562
                                                  ==========      ==========

         Depreciation expense was $1,285,355, $829,003 and $259,730 in 1999,
1998 and 1997, respectively. Operating stock amortization expense was $393,469, $596,354 and $241,468 in 1999, 1998 and 1997, respectively.

8.        ACCRUED EXPENSES, OTHER

         Accrued expenses, other includes the following at December 31:

                                                1999            1998
                                            ----------      ----------

          Cash overdrafts                   $1,845,000      $1,306,000
          Accrued income taxes                 708,000               -
          Accrued sales and use tax            542,000         440,000
          Accrued maintenance                  493,000         529,000
          Accrued legal and accounting         117,000          90,000
          Accrued restructuring                146,000         666,000
          Accrued other                      2,300,000       1,553,000
                                            ----------      ----------
          Total                             $6,151,000      $4,584,000
                                            ==========      ==========

9.       RELATED PARTY TRANSACTIONS

         An operating subsidiary of the Company purchases advertising space from City Visitor Publications, Inc., ("City Visitor"), an entity that publishes a travel magazine and is 100% owned by a former executive officer and beneficial shareholder of the Company. Included in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997 are $19,933, $22,500 and $16,000 of advertising expenses paid to City Visitor. In addition, during 1999 the Company purchased certain office assets from City Visitor. The purchase price of those assets was $7,000. The Company believes that this amount represents the assets' fair market value at the time of the purchase.

         TCH leases televisions, VCRs and microwave ovens from Saturn Enterprises, Inc. ("Saturn"), which is owned by the spouse of one of the Company's directors. The original agreement commenced on January 1, 1989, and was renewed on December 28, 1995, for a three-year period beginning on January 1, 1996. These items are rented at rates that are comparable to those charged by unaffiliated companies. Included in accounts payable in the accompanying consolidated balance sheets at December 31, 1999 and 1998, are amounts owed to Saturn of approximately $9,000 and $18,000, respectively.

         BridgeStreet Canada contracts with The Apartment Maid Service, Inc. (TAMSI) for housekeeping services at its leased properties. TAMSI is owned by a relative of a senior manager of the Company. The services are provided at rates that are comparable to those charged by unaffiliated companies. Included in the accompanying consolidated statements of operations for the periods ended December 31, 1999, 1998 and 1997, is approximately $592,000, $460,000, and $0 of housekeeping expense related to this arrangement, respectively. Included in accounts payable in the accompanying consolidated balance sheets at December 31, 1999 and 1998 are amounts owed to TAMSI of approximately $3,000 and $4,000, respectively.

         BridgeStreet Canada rents five townhouses from Global Hospitality Inc., which is owned by a senior manager along with related parties. BridgeStreet Canada entered into a property management agreement with respect to these properties that requires BridgeStreet Canada to pay rents in the amount of CAN $1,250 per unit per month (CAN $75,000 per year). The initial term of this agreement was for one year and ten months, and, therefore, the original agreement expired on December 31, 1999. In January of 2000, the agreement was renewed for three years (along with an unrelated party agreement to manage the thirteen other townhouses in the development). The rental has been increased to CAN $1,350 per unit per month (CAN $81,000 per year). BridgeStreet believes that the rental amount, and other terms of the property management agreement, are the same or similar to what could be obtained in an arms length transaction. Included in the accompanying consolidated statements of operations for the periods ended December 31, 1999, 1998 and 1997, is approximately $49,000, $39,000 and $0 of rent expense related to this management contract.

         During 1999, an operating subsidiary of the Company leased office space from ABA Office Corporation, Inc. which is 100% owned by a senior manager of the Company. The lease expired July 31, 1999, and was not renewed. Included in the accompanying consolidated statements of operations for the periods ended December 31, 1999, 1998 and 1997, is $14,000, $24,000 and $2,000 of rent expense related to the office space, respectively. There are no amounts included in accounts payable in the accompanying consolidated balance sheets at December 31, 1999 and 1998 due ABA Office Corporation. In management's opinion, the lease terms and rental amounts are comparable to amounts charged by unaffiliated entities.

10.      RESTRUCTURING CHARGE

         During the second quarter of 1998, the Company announced a realignment of its senior management, which resulted in a charge of $1.33 million on a pretax basis ($732,000 after tax). The second quarter charge to earnings of $1.33 million represents an accrual of $962,000 for severance and other employee benefits for five employees and an accrual of $368,000 for lease termination costs, the write-off of certain software and marketing costs and professional fees associated with the realignment. The accounting for the restructuring charge is in compliance with the Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." During 1998, approximately $664,000 was charged against the reserve consisting of severance and benefit expenses of $341,000, the write-off of marketing materials and software of $202,000 and professional fees and other expenses of $121,000. During 1999, approximately $520,000 was charged against the reserve consisting of severance and benefit expenses of $460,000, and write-off of software and other expenses of $60,000. As of December 31, 1999, the balance remaining in the reserve account is approximately $146,000. The majority of the balance relates to continuing severance and benefit expenses. The Company expects all costs to be incurred by the end of the second quarter of 2000.

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

         Lease Commitments. The Company leases administrative offices, accommodations and furniture at several locations through July 2004. Rent expense for the years ended December 31, 1999 and 1998 was approximately $57,357,000 and $56,031,000, respectively. Minimum future rental payments on non-cancelable leases with a term of twelve months or longer at December 31, 1999, are as follows:


                                                          OPERATING LEASES
                                                          ----------------
                  2000                                     $ 13,234,000
                  2001                                        3,546,000
                  2002                                        3,175,000
                  2003                                        2,954,000
                  2004                                        2,735,000
                  Thereafter                                 21,856,000
                                                         --------------
                           Total                           $ 47,500,000
                                                         ==============


Litigation

         The Company is party to litigation in the ordinary course of business. The Company does not anticipate an unfavorable result in any such litigation or believe that an unfavorable result, if it occurred, would have a material adverse effect on its business, financial condition or results of operations.

12.      EARNINGS PER SHARE

         For purposes of calculating the basic and diluted earnings per share, no adjustments have been made to the reported amounts of net income.

                                                         1999           1998           1997
                                                         ----           ----           ----

          Basic common shares (weighted average)      8,169,835      8,123,306      5,904,484
          Dilutive stock options                             --             --         25,764
                                                      ---------      ---------      ---------
          Diluted common shares                       8,169,835      8,123,306      5,930,248
                                                      =========      =========      =========

         There were no dilutive stock options outstanding at December 31, 1999 or 1998 as all stock options were anti-dilutive.

 13.      REVOLVING CREDIT AGREEMENT AND LONG-TERM DEBT

         The Company has a $25 million revolving credit facility agreement. The revolving credit agreement is secured by 65% of the capital stock of the Company's operating subsidiaries and extends to March 31, 2002. The revolving credit agreement contains certain restrictive covenants with which the Company must comply. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness, (iii) requires the bank's approval for acquisitions meeting certain cash and total acquisition consideration, and (iv) requires the Company to comply with certain financial covenants.

         During the year ended 1999, the Company twice amended its revolving credit facility agreement. During the first quarter of 1999, the revolving credit agreement was amended with respect to certain pricing provisions, financial covenants and other miscellaneous matters. During the second quarter of 1999, the revolving credit agreement was amended to provide a Canadian sublimit and to add the Company's Canadian subsidiary as a party to the agreement for purposes of borrowing under the Canadian sublimit.

         As of December 31, 1999, the Company was not in compliance with the financial covenants of the agreement. Subsequent to December 31, 1999, the Company amended its revolving credit agreement to waive the effect of breaches of certain provisions of the credit agreement. After this amendment, the Company is in compliance with, or has a waiver for, all covenants as of December 31, 1999. The amendment also allowed the Company to establish a $2.0 million line of credit agreement with one of the participating banks.

         Additionally, the Company's current projections indicate that the Company may be out of compliance with certain financial covenants during the first and second quarters of 2000. The Company has received a waiver for the covenants it anticipates it may be out of compliance with. The Company believes that with these waivers, it will be in compliance with its financial covenants for the year ending December 31, 2000.

         The Company has $11.2 million and $7.5 million outstanding under the facility at December 31, 1999 and 1998. Interest on the United States balance is payable, at the Company's option, at 0.25% to 0.5% above the bank's prime lending rate, or 1.75% to 2.0% above the Eurodollar or LIBOR rates. A commitment fee is payable on the average unused credit at a rate of 0.375% to 0.45%.

         Interest on the amounts borrowed under the Canadian sublimit is payable, at the Company's option, at 1.5% to 1.75% above the bank's Canadian prime lending rate, or 1.75% to 2.0% above the Canadian cost of funds rate.

         At December 31, 1999 and 1998, the Company's weighted average interest rate was 7.85% and 6.75%, respectively.

         At December 31, 1999, the Company has term notes and capitalized leases, which are secured by fixed assets, totaling approximately $168,000. These notes and leases are payable in various installments through May 2002. At December 31, 1998, the Company had two non-interest bearing promissory notes payable totaling $730,000 resulting from two acquisitions. Of the notes, one note for $100,000 was due and paid on February 1, 1999, and the other note for $630,000 was due and paid on June 1, 1999. The Company also has term notes and capitalized leases, which are secured by fixed assets, totaling approximately $157,000. These notes and leases are payable in various installments through May 2002.

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

         At December 31, 1999 and 1998, there were 8,169,835 shares of Common Stock outstanding. Holders of Common Stock are entitled to one vote for each share held of record on all matters to be submitted to a vote of the stockholders, and do not have cumulative voting rights. In the event of any liquidation, dissolution or winding-up of the affairs of the Company, holders of Common Stock will be entitled to share ratably in the assets of the Company remaining after payment or provision for payment of all of the Company's debts and obligations and after liquidation payments to holders of outstanding shares of Preferred Stock, if any.

         Preferred Stock. At December 31, 1999 and 1998, there were no shares of Preferred Stock outstanding. Holders of Preferred Stock would have priority over the holders of Common Stock with respect to dividends, and to other distributions, including the distribution of assets upon liquidation. The Board of Directors has the authority, without stockholder authorization, to issue shares of Preferred Stock in one or more series and to fix terms, limitations, relative rights and preferences and variations as among series.

15.      RESTRICTED STOCK COMPENSATION

         In 1996, the Chief Executive Officer and Chief Financial Officer purchased 250,000 shares of restricted Common Stock for nominal value. The restrictions were originally scheduled to lapse upon the earlier to occur of five years from the date of purchase or upon the successful completion of an initial public offering of the Company's Common Stock or a change in control of the Company, as long as the individuals holding the stock were the Chief Executive Officer and Chief Financial Officer on the date the restrictions lapsed. As part of the negotiations involving these officers' employment agreements during the first quarter of 1997, the Company's Board of Directors removed all restrictions on the stock as of March 31, 1997, and all of the restricted shares became fully vested. In connection with this vesting, the Company recognized non-recurring, non-cash compensation expense of approximately $1,210,000, which was charged to operations with an offsetting credit to additional paid-in capital in the first quarter of 1997. The compensation charge of approximately $1,210,000 represented the difference between the value of the stock issued and the amount paid by the officers, measured by an independent appraisal as of the date the individuals were appointed to be the Chief Executive Officer and Chief Financial Officer.

16.       STOCK OPTION PLANS

         The Company adopted the 1997 Equity Incentive Plan (the "Equity Incentive Plan") which provides for the award of incentive stock options ("ISOs"), non-qualified stock options, stock appreciation rights, performance shares, restricted stock and stock units to all directors and employees (including directors and employees of the founding companies) and consultants and advisors to the Company. The number of shares authorized and reserved for issuance under the Equity Incentive Plan is 1,500,000. In general, options are granted at the market price on the date of grant, vest in equal increments over 3 years, and expire 10 years from the date of grant. During 1999, the Company granted options under the Equity Incentive Plan to purchase 71,750 shares at prices ranging from $3.44 to $4.88. As of December 31, 1999, the Company had outstanding options to purchase 1,075,834 shares of Common Stock under the Equity Incentive Plan at prices ranging from $3.44 to $9.00.

         In 1998, the Company granted additional options to its Chief Executive Officer and President to purchase 300,000 shares of Common Stock. Although these options were not granted pursuant to the Equity Incentive Plan, they are subject to the same terms and conditions contained in that plan as discussed above. The options were granted at a price of $7.50 per share. The market value of the Company's common stock on the date of grant was $5.25. Of these options, 175,000 will vest over a two year period on a pro rata basis. The remaining 125,000 options will vest in full after eight years with accelerated vested occurring upon certain conditions being met as follows: One-third of the options will vest if the Company's closing stock price averages $9.75 per share for ten consecutive trading days. Another one-third will vest if the Company's closing stock price averages $14.625 per share for ten consecutive trading days. The final one-third will vest if the Company's closing stock price averages $19.50 per share for ten consecutive trading days.

         The Company has adopted the Stock Plan for Non-Employee Directors (the "Directors' Plan"). During 1997, each director who was not an employee of the Company or one of its subsidiaries and neither a holder of five percent or more of the Company's Common Stock nor a stockholder of the Company prior to the Company's initial public offering ( a "non-employee director"), and each director nominee, received options to purchase 12,500 shares of Common Stock with a per-share exercise price equal to the offering price. These options vest in equal increments over three years, and expire ten years from the date of the grant. During 1999, the Directors' Plan was amended to provide for annual option grants to the non-employee directors. Each non-employee director initially elected following the Offering also will be granted an option to purchase 7,500 shares of Common Stock having a per-share exercise price equal to the fair market value of the Common Stock on the date of such grant. These options vest immediately, and expire ten years from the date of the grant. The number of shares authorized and reserved for issuance under the Directors' Plan is 100,000. During 1999, the Company granted options to purchase 15,000 shares at prices ranging from $4.00 to $4.50. As of December 31, 1999, the Company had outstanding options to purchase 42,500 shares of Common Stock at prices ranging from $4.00 to $9.00 per share, under the Directors' Plan.

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

                                    1999             1998          1997
                                    ----             ----          ----
          Net Income
              As reported......   $ (64,397)      $1,459,068      $454,091
              Pro forma........    (475,588)       1,063,785       289,964
          Earnings per share
               As reported.....   $   (0.01)      $     0.18      $   0.08
               Pro forma.......   $   (0.06)      $     0.13      $   0.05

         The weighted average fair value of options granted during 1999, 1998 and 1997 estimated on the date of grant using the Black-Scholes option pricing model was $2.26, $1.93 and $4.78, respectively. The fair value of options granted is estimated on the date of grant using the following assumptions: expected volatility of 30% to 41%, risk-free interest rates of 5.0% to 6.5%, and an expected life ranging from 8 to 10 years, annual forfeitures ranging from 0.0% to 10.0%, and an expected dividend yield of 0.0%.

         Summary information about the Company's stock options outstanding at December 31, 1999 is as follows.

                                         Number of            Price per
                                          Options               Share
                                         ----------      ------------------
         Balance, January 1, 1997                 0
           Options granted                  537,517       $9.00 to $11.37
                                         ----------
         Balance, January 1, 1998           537,517       $9.00 to $11.37
           Options granted                  769,350       $3.50 to $7.50
           Options exercised                   (532)      $9.00
           Options terminated              (145,251)      $4.00 to $9.00
                                         ----------
         Balance, January 1, 1999         1,161,084       $3.50 to $9.00
                                         ----------
           Options granted                   86,750       $3.44 to $4.88
           Options terminated              (129,500)      $3.50 to $4.88
                                         ----------
           Balance, December 31, 1999     1,118,334       $3.44 to $9.00
                                         ==========

         On August 17, 1998, the Company reset the price of 140,984 stock options to $4.00.

          Detailed information about the Company's stock options outstanding at December 31, 1999 is as follows.

Exercise           Outstanding             Weighted Average         Exercisable
  Price            at 12/31/99            Contractual Period        at 12/31/99
-------------------------------------------------------------------------------
 $3.44                 3,000                     9.75
 $3.50               132,000                     8.95                35,833
 $3.63                 8,500                     9.41
 $3.75                 1,500                     9.37
 $3.88                 3,000                     9.67
 $4.00               207,334                     8.93                61,612
 $4.13                 3,000                     9.17
 $4.25                 7,500                     8.59                 2,500
 $4.50                10,500                     9.17
 $4.56                   500                     9.17
 $4.63                   500                     9.17
 $4.69                   500                     9.17
 $4.81                 3,000                     9.67
 $7.50               500,000                     8.46               201,563
 $9.00               237,500                     7.77               154,167
----------------------------------------------------------------------------
 $3.44 - $9.00     1,118,334                                        455,675
                   =========                                      =========

17.      DEFINED CONTRIBUTION PLANS

         The Company and its subsidiaries have a defined contribution (401(k)) plan for substantially all employees. Employees may contribute up to 15% of their pay. Currently, the Company contributes, in cash, amounts equal to 30 percent of the employee's contributions up to 5 percent of the employee's pay. The employee vests in the Company match over a three-year period on a pro rata basis. The amount expensed for the Company's matching contribution to the plan was $81,300, $51,800 and $0 in 1999, 1998 and 1997, respectively.

18.      SELECTED QUARTERLY DATA

         The following is a summary of unaudited quarterly results for years ended December 31, 1999 and 1998.

(Amounts in thousands, except per share amounts.)

                                           Three Months Ended 1999
                              --------------------------------------------------
                              March 31      June 30   September 30   December 31
                              --------      -------   ------------   -----------

Revenues                      $23,186      $23,739      $25,133      $ 23,350
Operating income (loss)           238          777        1,000          (942)
Net income (loss)                  83          271          506          (924)
Earnings (loss) per share -
  Basic and diluted           $  0.01      $  0.03      $  0.06      $  (0.11)

                                           Three Months Ended 1998
                              --------------------------------------------------
                              March 31      June 30   September 30   December 31
                              --------      -------   ------------   -----------

Revenues                      $19,539      $24,584      $27,634      $ 24,910
Operating income (loss)            77         (358)       2,163         1,021
Net income (loss)                  70         (241)       1,142           488
Earnings (loss) per share -
  Basic and diluted           $  0.01      $ (0.03)     $  0.14      $   0.06

Results for the second quarter of 1998 include expense of $1.33 million on a pretax basis ($732,000 after tax) for a restructuring charge. The one-time charge reduced earnings in the second quarter, and for the year, by $0.09 per share.

19.      SUBSEQUENT EVENTS

         On March 23, 2000, the Company entered into a definitive merger agreement (the "Agreement") providing for the acquisition of the Company by MeriStar Hotels & Resorts, Inc. ("MMH").

         Under the terms of the Agreement, each outstanding share of the Company would be exchanged for $1.50 in cash, plus 0.5 share of MMH common stock. Total consideration per share of the Company is estimated to be approximately $3.00. The Agreement is subject to approval of the stockholders of the Company and other customary conditions.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and
Board of Directors of BridgeStreet Accommodations, Inc.


         We have audited the accompanying consolidated balance sheets of BridgeStreet Accommodations, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BridgeStreet Accommodations, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

Cleveland, Ohio,
March 28, 2000

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item will be contained in the Company's Proxy Statement or an Amendment to this Form 10-K, which the Company intends to file within 120 days following the end of its fiscal year ended December 31, 1999, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this Item will be contained in the Company's Proxy Statement or an Amendment to this Form 10-K, which the Company intends to file within 120 days following the end of its fiscal year ended December 31, 1999, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item will be contained in the Company's Proxy Statement or an Amendment to this Form 10-K, which the Company intends to file within 120 days following the end of its fiscal year ended December 31, 1999, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item will be contained in the Company's Proxy Statement, which the Company intends to file within 120 days following the end of its fiscal year ended December 31, 1999, and such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of the Company and its subsidiaries are included pursuant to Item 8.


Item                                                                                             Page No.
----                                                                                             --------

Report of Independent Public Accountants................................................

Consolidated Balance Sheets as of December 31, 1999 and 1998............................

Consolidated Statements of Operations and Comprehensive Income for the
 years ended December 31, 1999, 1998 and 1997...........................................

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1999, 1998 and 1997........................................................

Consolidated Statements of Cash Flows for the years ended December 31, 1999,
1998 and 1997...........................................................................

(a)(2)  FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts
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

        *10.3  Agreement and Plan of Merger dated as of December 30, 1996 by and among
               BridgeStreet International Inc., TCHI Acquisition Corp., Temporary Corporate
               Housing Columbus, Inc., Temporary Corporate Housing Cleveland, Inc., Temporary
               Corporate Housing Cincinnati, Inc., Temporary Corporate Housing Pittsburgh, Inc.,
               SLD Partnership, Lynda Clutchey, David Clutchey III, Beth Holzer and David Holzer

        *10.4  Agreement and Plan of Merger dated as of December 30, 1996 by and among
               BridgeStreet International Inc., CL Acquisition Corp., Corporate Lodgings, Inc.,
               Corporate Lodgings of Kentucky, Inc., Corporate Lodgings of Minnesota, Inc.,
               Corporate Lodgings of Pennsylvania, Inc., Corporate Lodgings of Wisconsin, Inc.
               and Rocco A. DiLillo............................................................

        *10.5  Agreement and Plan of Merger dated as of March 31, 1997 by and among BridgeStreet
               International Inc., HAI Acquisition Corp., Home Again, Inc., Home Again
               Amenities, Inc., Home Again Corporate Housing, Inc. and Sandra A. Brown.........

         10.6  Purchase Agreement dated February 19, 1998 among BridgeStreet Accommodations,
               Inc. and London Life Apartments Limited (Incorporated by reference to the
               Company's Current Report on Form 8-K dated March 4, 1998).......................

        *10.7  1997 Equity Incentive Plan......................................................

        *10.8  Stock Plan for Non-Employee Directors...........................................

        *10.9  Employment Agreement dated December 30, 1996, between CL Acquisition Corp. and
               Rocco A. DiLillo................................................................

       *10.10  Employment Agreement dated December 30, 1996, between EIP Acquisition Corp. and
               Melanie R. Sabelhaus............................................................


       *10.11  Employment Agreement dated December 30, 1996 between THEI Acquisition Corp. and
               Connie F. O'Briant..............................................................

       *10.12  Employment Agreement dated December 30, 1996, between TCHI Acquisition Corp. and
               Lynda Clutchey..................................................................

       *10.13  Employment Agreement dated as of January 2, 1997, between BridgeStreet
               International Inc. and Mark D. Gagne............................................

       *10.14  Employment Agreement dated as of March 31, 1997, between BridgeStreet
               International Inc. and William N. Hulett, III...................................

       *10.15  Revolving Credit Agreement dated as of March 31, 1997 between
               BridgeStreet International Inc., as Borrower, and Fleet National
               Bank and the Other Lending Institutions listed on Schedule 1 thereto and Fleet National Bank as Agent......

       *10.16  Revolving Credit Note for the principal balance of $10,000,000, dated March 31,
               1997............................................................................

       *10.17  Rental Agreement between Saturn Enterprises Inc. and Temporary Corporate Housing
               Inc. dated December 28, 1995....................................................

       *10.18  Exclusive Lease Agreement between Integrity Furniture, Inc. and Temporary
               Corporate Housing Pittsburgh, Inc. dated September 12, 1995.....................

        10.19  Stock Purchase Agreement dated as of March 2, 1998 by and among BridgeStreet
               Accommodations, Inc., BridgeStreet Canada, Inc., Global Hospitality, Inc., Thomas
               Vincent and the Vincent Family Trust (Incorporated by reference to the Company's
               Current Report on Form 8-K dated March 17, 1998)................................

      **10.20  Separation Agreement dated as of January 21, 1999 between BridgeStreet
               Accommodations, Inc. and Melanie R. Sabelhaus...................................

      **10.21  Separation Agreement dated as of February 10, 1999 between BridgeStreet
               Accommodations, Inc. and Rocco DiLillo..........................................

      **10.22  Separation Agreement  dated as of March 4, 1999 between BridgeStreet
               Accommodations, Inc. and Connie F. O'Briant.....................................

      **10.23  Amendment to Employment Agreement dated as of January 2, 1997, between
               BridgeStreet International Inc. and Mark D. Gagne...............................

       +10.24  Third Amendment to Revolving Credit Agreement dated as of May 5, 1997, between
               BridgeStreet Accommodations, Inc. and Fleet National Bank.......................

       +10.25  Fourth Amendment to Revolving Credit Agreement dated as of May 5, 1997, between
               BridgeStreet Accommodations, Inc. and Fleet National Bank.......................

       +10.26  Fifth Amendment to Revolving Credit Agreement dated as of May 5, 1997, between
               BridgeStreet Accommodations, Inc. and Fleet National Bank.......................

       +10.27  Employment Agreement dated as of June 12, 1998 between BridgeStreet
               Accommodations, Inc. and John E. Danneberg......................................


       +10.28  Employment Agreement dated as of January 3, 2000 between BridgeStreet
               Accommodations, Inc. and Wayne B. Goldberg......................................

       +10.29  Employment Agreement dated as of January 3, 2000 between BridgeStreet
               Accommodations, Inc. and Ware H. Grove..........................................

       +10.30  Sixth Amendment to Revolving Credit Agreement dated as of May 5, 1997, between
               BridgeStreet Accommodations, Inc. and Fleet National Bank.......................

          +21  Subsidiaries of the Registrant..................................................

          +23  Consent of Arthur Andersen LLP..................................................

          +27  Financial Data Schedule.........................................................

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26647).
**   Incorporated by reference to the Company's 1998 filing of Form 10-K.
+    Filed herewith.

(b) The Company filed no reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1999.

(c)  See item 14(a) (3) above

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRIDGESTREET ACCOMMODATIONS, INC.


Date:    March 30, 2000             By: /s/ John E. Danneberg
                                        -------------------------------------
                                        John E. Danneberg
                                        President and Chief Executive Officer

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



              SIGNATURES                                                    TITLE                              DATE
              ----------                                                    -----                              ----
/s/ John E. Danneberg                                          PRESIDENT, CHIEF EXECUTIVE OFFICER          MARCH 28, 2000
----------------------------------                                         AND DIRECTOR
JOHN E. DANNEBERG

/s/ Ware H. Grove                                                   CHIEF FINANCIAL OFFICER                MARCH 28, 2000
----------------------------------
WARE H. GROVE

/s/ Paul M. Verrochi                                                 CHAIRMAN OF THE BOARD                 MARCH 28, 2000
----------------------------------
PAUL M. VERROCHI

/s/ Lynda D. Clutchey                                                       DIRECTOR                       MARCH 28, 2000
----------------------------------
LYNDA D. CLUTCHEY

/s/ David B. Hammond                                                        DIRECTOR                       MARCH 28, 2000
----------------------------------
DAVID B. HAMMOND

/s/ William N. Hulett                                                       DIRECTOR                       MARCH 28, 2000
----------------------------------
WILLIAM N. HULETT

/s/ Stephen J. Ruzika                                                       DIRECTOR                       MARCH 28, 2000
----------------------------------
STEPHEN J. RUZIKA

/s/ Jerry Sue Thornton                                                      DIRECTOR                       MARCH 28, 2000
----------------------------------
JERRY SUE THORNTON

/s/ Robert A. Bosak
----------------------------------                              TREASURER, CORPORATE CONTROLLER            MARCH 28, 2000
ROBERT A. BOSAK, CPA                                            AND PRINCIPAL ACCOUNTING OFFICER

                                   SCHEDULE II

                        BRIDGESTREET ACCOMMODATIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                      Balance at     Provision                       Accounts                  Balance
                                      Beginning      Charged to       Accounts       Written     Payments      at End
                                       of Year         Expense       Recovered         Off         Made        of Year
                                       -------         -------       ---------         ---         ----        -------

Year ended December 31, 1999
  Allowance for Doubtful Accounts      $270,000      $   30,000        $    -        $    -      $      -      $300,000
  Restructuring reserve                $665,703      $        -        $    -        $    -      $520,135      $145,568

Year ended December 31, 1998
  Allowance for Doubtful Accounts      $166,762      $  103,238        $   --        $   --      $     --      $270,000
  Restructuring reserve                $     --      $1,330,000        $   --        $   --      $664,297      $665,703

Year ended December 31, 1997
  Allowance for Doubtful Accounts      $ 45,000      $  121,672        $   --        $   --      $     --      $166,762