Form 10-Q
period 2000-03-31
BRIDGESTREET ACCOMMODATIONS INC
filed 2000-05-15
CIK 1038078

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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



As of May 10, 2000, there were 8,005,037 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                      BRIDGESTREET ACCOMMODATIONS, INC.

                              INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2000

                                                                                                                   PAGE
                                             PART I. FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

                Consolidated Balance Sheets:
                     March 31, 2000 (unaudited) and December 31, 1999.....................................         3

                Consolidated Statements of Operations and Comprehensive Loss:
                     Three Months Ended March 31, 2000 and 1999 (unaudited)...............................         4

                Consolidated Statements of Cash Flows:
                     Three Months Ended March 31, 2000 and 1999 (unaudited)                                        5

                Notes to the Consolidated Financial Statements (unaudited)................................         6-7

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................         8-11

ITEM 3          QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK                                            12



                                              PART II. OTHER INFORMATION

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K..........................................................         13

                SIGNATURES................................................................................         14

                        BRIDGESTREET ACCOMMODATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,           December 31,
                                                                                          2000                   1999
                                                                                     -------------        ---------------
                                 ASSETS                                               (Unaudited)
Current Assets:
  Cash and cash equivalents                                                          $    634,380         $  2,677,937
  Trade accounts receivable, less allowance for doubtful
      accounts of $300,000 in 2000 and 1999                                             5,380,977            4,599,981
  Security deposits held by landlords                                                     479,765              475,889
  Deferred income taxes                                                                   906,282              884,756
  Prepaid rent                                                                          3,757,829            2,949,410
  Other current assets                                                                  1,857,420            1,402,113
                                                                                     ------------         ------------
         Total current assets                                                          13,016,653           12,990,086

Operating stock, net of accumulated amortization                                        2,557,674            2,569,957
Property and equipment, net of accumulated depreciation                                 6,870,180            6,349,488
Other assets                                                                                9,521                9,647
Due from stockholders and affiliates                                                        6,387                   --
Goodwill, net of amortization                                                          43,375,007           43,687,449
                                                                                     ------------         ------------
         Total assets                                                                $ 65,835,422         $ 65,606,627
                                                                                     ============         ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                                               $     69,550         $     98,759
  Due to stockholders and affiliates                                                           --                  950
  Accounts payable                                                                      1,498,013            1,247,075
  Accrued payroll and employee benefits                                                 1,130,337              833,116
  Accrued expenses, other                                                               6,745,431            6,151,296
  Deferred revenue                                                                      1,009,460              747,956
  Security deposits due to customers                                                      497,642              513,751
                                                                                     ------------         ------------
         Total current liabilities                                                     10,950,433            9,592,903
Long-term debt, net of current maturities                                              11,473,050           11,235,892
Deferred income taxes                                                                   1,733,700            1,733,700
Stockholders' Equity:

    Preferred stock, $0.01 par value; authorized 5,000,000 shares;
                      no shares issued or outstanding                                          --                   --

    Common stock, $0.01 par value; authorized 35,000,000 shares;
                      8,169,835 shares issued and outstanding in
                      2000 and 1999                                                        81,698               81,698
    Additional paid in capital                                                         40,134,726           40,134,726
    Retained earnings                                                                   1,820,268            3,005,561
    Accumulated other comprehensive loss                                                 (358,453)            (177,853)
                                                                                     ------------         ------------
         Total stockholders' equity                                                    41,678,239           43,044,132
                                                                                     ------------         ------------
           Total liabilities and stockholders' equity                                $ 65,835,422         $ 65,606,627
                                                                                     ============         ============

See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                   (UNAUDITED)

                                                                           Three Months Ended March 31
                                                                        ---------------------------------
                                                                            2000                 1999
                                                                        ------------         ------------
Revenues                                                                $ 23,413,078         $ 23,186,350
Operating Expenses:
    Cost of services                                                      17,803,292           17,494,766
    Selling, general and administrative expense                            6,740,755            5,153,075
    Goodwill amortization                                                    331,387              300,637
                                                                        ------------         ------------
         Total operating expenses                                         24,875,434           22,948,478
                                                                        ------------         ------------
             Operating income (loss)                                      (1,462,356)             237,872
Other Income (Expense):
    Interest income                                                            9,505               16,808
    Interest expense                                                        (261,598)            (166,570)
    Other income, net                                                         32,562               78,537
                                                                        ------------         ------------
            Other expense, net                                              (219,531)             (71,225)
                                                                        ------------         ------------
                 Income (loss) before provision for income taxes          (1,681,887)
                                                                                                  166,647
    Provision (benefit) for income taxes                                    (496,594)              83,259
                                                                        ------------         ------------
    Net income (loss)                                                   $ (1,185,293)        $     83,388
    Foreign currency translation adjustment                                 (180,600)            (208,342)
                                                                        ------------         ------------
    Comprehensive loss                                                    (1,365,893)            (124,954)
                                                                        ------------         ------------
    Net income (loss) per share-basic and dilutive                      $      (0.15)        $       0.01
                                                                        ------------         ------------
    Weighted average shares outstanding-basic                              8,169,835            8,169,835

    Weighted average shares outstanding-dilutive                           8,189,907            8,169,835



See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Three Months Ended    Three Months Ended
                                                                      MARCH 31, 2000        MARCH 31, 1999
                                                                    -------------------   ------------------

Cash Flows From (For) Operating Activities:
    Net income (loss)                                                   $(1,185,293)        $    83,388

    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities--
        Depreciation and amortization                                       882,333             543,604
        Gain on sale of assets                                                   --             (29,767)
        Deferred income taxes                                               (22,553)                 --
        Changes in operating assets and liabilities
             excluding the effect of acquisitions--
         Accounts receivable                                               (823,665)            899,833

         Security deposits held by landlords                                 (4,952)             70,667
         Prepaid expenses and other assets                               (1,304,448)           (802,882)
         Accounts payable and accrued expenses                            1,413,608            (590,185)
         Accrued income taxes                                              (299,670)             21,574
         Security deposits due to customers                                 (18,371)            189,424
         Deferred revenue                                                   261,292             164,126
                                                                        -----------          ----------
             Net cash provided by (used in) operating activities         (1,101,719)            549,782
                                                                        -----------          ----------

Cash Flows Used in Investing Activities:
   Acquisitions, net of cash acquired                                            --            (215,880)
   Proceeds from sale of assets                                                  --              90,000
   Purchases of operating stock                                             (92,711)           (196,256)
   Purchases of property and equipment                                   (1,022,058)           (399,171)
                                                                        -----------          ----------
             Net cash used in investing activities                       (1,114,769)           (721,307)
                                                                        -----------          ----------
Cash Flows From Financing Activities:
    Borrowings against line of credit                                       234,420           1,183,217

    Repayment of amounts due to stockholders/affiliates                      (7,687)           (307,723)

    Repayment on long-term debt                                             (38,256)                 --
                                                                        -----------          ----------
             Net cash provided by financing activities                      188,477             875,494
                                                                        -----------          ----------
Effect of foreign currency translation on cash                              (15,546)              3,291
                                                                        -----------          ----------

             Net increase (decrease) in cash
             and cash equivalents                                        (2,043,557)            707,260
  Cash and cash equivalents, beginning of period                          2,677,937           1,652,028
                                                                        -----------          ----------
  Cash and cash equivalents, end of period                              $   634,380         $ 2,359,288
                                                                        ===========         ===========

Supplemental Cash Flow Information:
                  Cash paid for interest                                $   241,985         $   151,339

                  Cash paid for income taxes                            $   374,919         $   424,326



See accompanying notes to consolidated financial statements.

                        BRIDGESTREET ACCOMMODATIONS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND ORGANIZATION

         BridgeStreet Accommodations, Inc. ("BridgeStreet" or the "Company") was incorporated on August 19, 1996, to create a leading national provider of flexible accommodation services through the acquisition and consolidation of the operations of flexible accommodation service companies. During the first quarter of 1997, the Company acquired all the outstanding stock of five flexible accommodation service providers (the "Founding Companies"), in exchange for 4,301,000 shares of Common Stock of the Company (the "Combination"). The Company conducted no operations prior to January 2, 1997, except in connection with its initial public offering and the Combination. During the years ended December 31, 1998 and 1997, the Company acquired (by merger with or purchase of substantially all of the assets of) ten additional flexible accommodation service providers.

         The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and all of its wholly-owned operating subsidiaries. All intercompany accounts and transactions have been eliminated.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2000 and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999 have been included.

         Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

         Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

2.       REVOLVING CREDIT AGREEMENT

         The Company has a $25 million revolving credit facility agreement. The revolving credit agreement is secured by the capital stock of the Company's operating subsidiaries and extends to March 31, 2002. The revolving credit agreement contains certain restrictive covenants with which the Company must comply. The credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness, (iii) requires the bank's approval for acquisitions meeting certain cash and total acquisition consideration, and (iv) requires the Company to comply with certain financial covenants.

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

         At both March 31, 2000, and December 31, 1999, the Company was not in compliance with certain of its financial covenants under the revolving credit facility. The Company subsequently received waivers of these covenants. Additionally, the revolving credit agreement was amended with respect to certain financial covenants for the second quarter of 2000. The Company believes that with these waivers and amendments, it will be in compliance with its financial covenants for the year ending December 31, 2000. During the first quarter of 2000, the Company amended its revolving credit agreement to allow for an additional $2.0 million daily working capital line of credit with one of the banks in the revolving credit facility. Additional borrowings under the amended revolving credit facility, up to the facility limit of $25 million, require the approval of the majority bank providing the facility.

         The Company has $11.5 million and $11.2 million outstanding under the facility at March 31, 2000, and December 31, 1999, respectively. Interest on the United States balance is payable, at the Company's option, at 0.25% to 0.5% above the bank's prime lending rate, or 1.75% to 2.0% above the Eurodollar or LIBOR rates. A commitment fee is payable on the average unused credit at a rate of 0.375% to 0.45%. Interest on the amounts borrowed under the Canadian sublimit is payable, at the Company's option, at 1.5% to 1.75% above the bank's Canadian prime lending rate, or 1.75% to 2.0% above the Canadian cost of funds rate.

3.       EARNINGS PER SHARE

         Basic earnings per share ("EPS") excludes dilution and is calculated using the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to the net additional shares that would have been issued had all dilutive stock options been exercised. The Company had no other potentially dilutive common share obligations outstanding. The share amounts used to calculate earnings per share for the three months ended March 31, 2000 and 1999 are as follows:

                                                      2000           1999
                                                      ----           ----

         Basic common shares (weighted average)     8,169,835      8,169,835
         Dilutive stock options                        20,072             --
                                                    ---------      ---------
         Diluted common shares                      8,189,907      8,169,835
                                                    =========      =========

         There are no adjustments to the reported amounts of net income for purposes of computing diluted EPS.

4.       ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB delayed the effective date of the statement for one year to fiscal years beginning after June 15, 2000. The FASB cited the reason for this delay was to address concerns about a company's ability to modify its information systems and educate its managers in time to apply this statement. The Company will adopt this statement on January 1, 2001. However, management does not believe that adoption of this statement will impact the company

5.       MERGER AGREEMENT

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

         On March 23, 2000, the Company entered into a definitive merger agreement providing for the acquisition of the Company by MeriStar Hotels & Resorts, Inc. The Company has scheduled a special meeting of its stockholders on May 31, 2000, for the purpose of approving the merger agreement. On May 2, 2000, the Company mailed to its stockholders its notice of special meeting and proxy statement with respect to the special meeting.

RESULTS OF OPERATIONS - BRIDGESTREET INTERIM RESULTS

         Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Revenues. Revenues for the three months ended March 31, 2000 increased approximately $227,000, or 1%, from $23.2 million in 1999 to $23.4 million for the three months ended March 31, 2000. The increase in revenues was primarily due to an increase in accommodation services in the Company's Canadian and United Kingdom operations, offset by a decrease in revenues from domestic accommodation services.

         Cost of Services. Cost of services for the three months ended March 31, 2000 increased approximately $308,000, or 1.8%, from $17.5 million in 1999 to $17.8 million in 2000. Cost of services as a percentage of revenues for the three months ended March 31 increased from 75.5% in 1999 to 76.0% in 2000. The increase in the cost of services percentage was primarily the result of increased pricing competition. The dollar increase in cost of services was primarily related to the increase in sales volume.

         Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2000 increased $1.5 million, or 30.8%, from $5.2 million in 1999 to $6.7 million in 2000. Selling, general and administrative expense as a percentage of revenues for the three months ended March 31 was 22.2% in 1999 and 28.8% in 2000. The dollar increase in selling, general and administrative expense was primarily the result of an increase in staffing and infrastructure costs in the Company's London office to accommodate sales growth, increases in corporate expenses, depreciation and amortization, and interest expense.

         Income Tax Provision. For the three months ended March 31, 2000, the Company recorded a tax benefit of approximately $497,000 on a pre-tax loss of approximately $1.7 million, compared to a tax provision of approximately $83,000 on pre-tax income of approximately $167,000 for the three months ended March 31, 1999. The tax provision is based on the Company's estimated consolidated effective tax rate for the 2000 fiscal year after considering nondeductible goodwill expense and other book versus tax differences.

LIQUIDITY AND CAPITAL RESOURCES - BRIDGESTREET

         For the three months ended March 31, 2000, net cash used in operating activities totaled $1.1 million. Net cash used in investing activities was $1.2 million, used primarily for the purchase of property and equipment required in the Company's business. Net cash provided by financing activities was $188,000, primarily representing borrowings against the revolving line of credit. Cash and cash equivalents decreased by $2.0 million during the period and totaled approximately $634,000 at March 31, 2000.

         The Company has a $25 million revolving credit facility (the "Revolving Credit Facility") secured by guarantees by certain material subsidiaries of the Company and a pledge of the capital stock of all of the Company's wholly-owned operating subsidiaries. The revolving credit facility may be used for refinancing of the Company's subsidiaries' indebtedness, acquisitions, working capital and to repurchase up to $1.0 million of the Company's stock. Loans made under the revolving credit facility bear interest, at the Company's option, at 0.25% to 0.5% above the bank's prime lending rate, or 1.75% to 2.0% above the Eurodollar or LIBOR rates. During the second quarter of 1999, the revolving credit agreement was amended to provide a Canadian sublimit and to add the Company's Canadian subsidiary as a party to the agreement for purposes of borrowing under the Canadian sublimit. Interest on the amounts borrowed under the Canadian sublimit is payable, at the Company's option, at 1.5% to 1.75% above the bank's Canadian prime lending rate, or 1.75% to 2.0% above the Canadian cost of funds rate. The revolving credit facility (i) prohibits the payment of dividends and other distributions by the Company, (ii) generally will not permit the Company to incur or assume other indebtedness, (iii) requires the bank's approval for certain acquisitions, and (iv) requires the Company to comply with certain financial covenants. The Company had $11.5 million and $11.2 million outstanding under the facility at March 31, 2000, and December 31, 1999, respectively.

         At both March 31, 2000, and December 31, 1999, the Company was not in compliance with certain of its financial covenants under the revolving credit facility. The Company subsequently received waivers of these covenants. Additionally, the revolving credit agreement was amended with respect to certain financial covenants for the second quarter of 2000. The Company believes that with these waivers and amendments, it will be in compliance with its financial covenants for the year ending December 31, 2000. During the first quarter of 2000, the Company amended its revolving credit agreement to allow for an additional $2.0 million daily working capital line of credit with one of the banks in the revolving credit facility. Additional borrowings under the amended revolving credit facility, up to the facility limit of $25 million, require the approval of the majority bank providing the facility. While there can be no assurance, management believes that cash flow from operations and funds from the Revolving Credit Facility, or a successor facility, will be adequate to fund the Company's capital requirements for the year 2000.

         The Company intends to pursue growth through large national accounts as well as increasing market share for its local and regional customers. As a result of the acquisitions of numerous operations in 1997 and 1998, combined with alliances with its Network Partners, the Company has the geographic coverage needed to conduct this growth strategy and does not intend to pursue further acquisition opportunities at this time.

         During the first quarter, the Company had capital expenditures of approximately $1.1 million. The Company's primary sources of funds to date have been cash flow from operations, proceeds from its initial public offering, and its revolving credit facility. The Company anticipates future sources of funding will be cash flow from operations and the revolving credit facility. Principal future uses of cash will be to fund expanding operations and investment in the Company's management information systems. Capital expenditure requirements in 2000 are anticipated to be approximately $4.5 million. Approximately $1.0 million of these expenditures are related to furnishings and leasehold improvements for a new property in the United Kingdom where the Company has an exclusive 15-year lease. These expenditures will be funded from year end 1999 cash balances held in the Company's London operations in anticipation of these expenditures. While there can be no assurance, management believes that cash flow from operations and funds from the revolving credit facility will be adequate to meet the Company's capital requirements for the next 12 months.

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

         The merger agreement requires MeriStar to retire the Company's outstanding debt at the closing.

INFLATION

         Due to the relatively low levels of inflation experienced in 2000 and 1999, inflation did not have a significant affect on the results of the Company during these periods.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

o    INTEREST RATE RISK

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

o    EXCHANGE RATE RISK

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

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:

        (a)    Exhibits
               27       Financial Data Schedule

        (b) Reports on Form 8-K: The Company filed no reports on Form 8-K during the three months ended March 31, 2000.

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

                                            BRIDGESTREET ACCOMMODATIONS, INC.

Date:     May 12, 2000                      By: /s/ John E. Danneberg
                                                --------------------------------
                                                John E. Danneberg
                                                President and Chief Executive
                                                Officer

Date:     May 12, 2000                      By: /s/ Ware H. Grove
                                                --------------------------------
                                                Ware H. Grove
                                                Chief Financial Officer